Form 10QSB
period 2001-06-30
PALOMAR ENTERPRISES INC
filed 2001-07-23
CIK 1082822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

(Mark one)

[XX]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission File Number: 0-32829

Palomar Enterprises, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	88-0470235

(State of incorporation)	(IRS Employer ID Number)

1046 Angelus, San Diego CA 92114

(Address of principal executive offices)

(619) 692-2590

(Issuer’s telephone number)

10264 Camino Ruiz, #75, San Diego CA 92126

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]   NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: July 20, 2001: 9,440,000

Transitional Small Business Disclosure Format (check one): YES [   ]  NO [X]

Palomar Enterprises, Inc.

Form 10-QSB for the Quarter ended June 30, 2001

Item 1  — Part 1  — Financial Statements

Palomar Enterprises, Inc.
(a development stage company)
Balance Sheets
June 30, 2001 and 2000

(Unaudited)

	June 30,	June 30,
	2001	2000

ASSETS

Current Assets
Cash on hand and in bank	$2,918	$—

Total Assets	$2,918	$—

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Accounts payable — trade	$—	$—

Commitments and Contingencies

Shareholders’ Equity

Common stock — $0.001 par value 50,000,000 shares authorized. 9,440,000 and 4,800,000 shares issued and outstanding, respectively	9,440	4,800

Additional paid-in capital	2,360	1,200

Deficit accumulated during the development stage	(8,882)	(6,000)

Total shareholders’ equity	2,918	—

Total Liabilities and Shareholders’ Equity	$2,918	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Palomar Enterprises, Inc.
(a development stage company)
Statements of Operations and Comprehensive Income
Six and Three months ended June 30, 2001 and 2000
Period from March 10, 1999 (date of inception) through June 30, 2001

(Unaudited)

					Period from
					March 10, 1999
	Six months	Six months	Three months	Three months	(date of inception)
	ended	ended	ended	ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000	2001

Revenues	$—	$—	$—	$—	$—

Expenses General and administrative	2,576	6,000	567	—	8,882

Total expenses	2,576	6,000	567	—	8,882

Loss before Income Taxes	(2,576)	(6,000)	(567)	—	(8,882)

Provision for Income Taxes	—	—	—	—	—

Net Loss	(2,576)	(6,000)	(567)	—	(8,882)

Other comprehensive income	—	—	—	—	—

Comprehensive Income	$(2,576)	$(6,000)	$(567)	$—	$(8,882)

Loss per weighted-average share of common stock outstanding, computed on Net Loss — basic and fully diluted	nil	nil	nil	nil	nil

Weighted-average number of shares of common stock outstanding	9,440,000	2,505,495	9,440,000	4,800,000	4,132,257

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Palomar Enterprises, Inc.
(a development stage company)
Statements of Cash Flows
Six months ended June 30, 2001 and 2000
Period from March 10, 1999 (date of inception) through June 30, 2001

(Unaudited)

			Period from
			March 10, 1999
	Six months	Six months	(date of inception)
	ended	ended	through
	June 30,	June 30,	June 30,
	2001	2000	2001

Cash Flows from Operating Activities

Net Loss	$(2,576)	$(6,000)	$(8,882)

Adjustments to reconcile net income to net cash provided by operating activities
Common stock issued for services	—	6,000	6,000

Net cash used in operating activities	(2,576)	—	(2,882)

Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities

Proceeds from sale of common stock	—	—	5,800

Net cash provided by financing activities	—	—	5,800

Increase (Decrease) in Cash	(2,576)	—	2,918

Cash at beginning of period	5,494	—	—

Cash at end of period	$2,918	$—	$2,918

Supplemental Disclosures of Interest and Income Taxes Paid

Interest paid during the period	$—	$—	$—

Income taxes paid (refunded)	$—	$—	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Palomar Enterprises, Inc.
(a development stage company)

Notes to Financial Statements

Note A  —  Organization and Description of Business

Palomar Enterprises, Inc. (Company) was incorporated on March 10, 1999 in accordance with the laws of the State of Nevada. The Company was formed for the purpose of developing an aircraft service company for private aircraft owners that would offer on-site preventative maintenance and repair services.

The Company has had no substantial operations or substantial assets since inception. Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $8,300.

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles and has a year-end of December 31.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note B  —  Going Concern Uncertainty

The Company is fully dependent either future sales of securities or upon its current management and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity during the development phase.

There is no assurance that the Company will be able to obtain additional funding through the sales of additional securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding.

Note C  —  Summary of Significant Accounting Policies

1.	Cash and cash equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.	Organization costs

The Company has adopted the provisions of AICPA Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities” whereby all organizational and initial costs incurred with the inception and initial capitalization of the Company were charged to operations as incurred.

Palomar Enterprises, Inc.
(a development stage company)

Notes to Financial Statements  — Continued

Note C  —  Summary of Significant Accounting Policies  — Continued

3.	Research and development expenses

Research and development expenses are charged to operations as incurred.

4.	Advertising expenses

Advertising and marketing expenses are charged to operations as incurred.

5.	Income Taxes

The Company uses the asset and liability method of accounting for income taxes. At June 30, 2001 and 2000, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

6.	Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2001 and 2000, respectively, the Company had no warrants and/or options outstanding.

Note D  —  Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

(Remainder of this page left blank intentionally)

Palomar Enterprises, Inc.
(a development stage company)

Notes to Financial Statements  —  Continued

Note E  —  Income Taxes

The components of income tax (benefit) expense for the six months ended June 30, 2001 and 2000 and for the period from March 10, 1999 (date of inception) through June 30, 2001, respectively, are as follows:

Period from
March 10, 1999
	Six months	Six months	(date of inception)
	ended	ended	through
	June 30,	June 30,	June 30,
	2001	2000	2001

Federal:

Current	$—	$—	$—

Deferred	—	—	—

	—	—	—

State:

Current	—	—	—

Deferred	—	—	—

	—	—	—

Total	$—	$—	$—

As of June 30, 2001, the Company has a net operating loss carryforward of approximately $4,282 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2019. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company’s income tax expense for the six months ended June 30, 2001 and 2000 and the period from March 10, 1999 (date of inception) through June 30, 2001, respectively, are as follows:

			Period from
			March 10, 1999
	Six months	Six months	(date of inception)
	ended	ended	through
	June 30,	June 30,	June 30,
	2001	2000	2001

Statutory rate applied to loss before income taxes	$(876)	$(2,040)	$(3,020)

Increase (decrease) in income taxes resulting from:

State income taxes	—	—	—

Deferral of organizational expenses for tax reporting purposes	(204)	1,972	(1,564)

Other, including reserve for deferred tax asset	1,080	(68)	4,584

Income tax expense	$—	$—	$—

Palomar Enterprises, Inc.
(a development stage company)

Notes to Financial Statements  — Continued

Note E  — Income Taxes  — Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2001 and 2000, respectively:

	June 30,	June 30,
	2001	2000

Deferred tax assets
Net operating loss carryforwards	$1,456	$68

Less valuation allowance	(1,456)	(68)

Net Deferred Tax Asset	$—	$—

Note F  — Common Stock Transactions

On March 27, 2000, the Company amended its Certificate of Incorporation to allow for the issuance of up to 50,000,000 shares of $0.001 par value common stock from the originally authorized amount of 25,000 shares of no par value common stock. The effect of this change is reflected in the accompanying financial statements as of the first day of the first period presented.

On November 30, 2000, the Company’s Board of Directors approved and implemented an 80 for 1 forward stock split on the issued and outstanding shares of common stock. This action caused the issued and outstanding shares to increase from 118,000 to 9,440,000. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

On March 28, 2000, the Company issued an aggregate of 4,800,000 post-forward split shares (60,000 pre-forward split shares) of restricted, unregistered common stock to two officers for administrative services and services related to the development and implementation of the Company’s business plan. These transactions were cumulatively valued at approximately $6,000, which approximates the “fair value” of the services provided. These amounts are charged to operations in the accompanying financial statements.

During September 2000, the Company successfully sold an aggregate 4,640,000 post-forward split shares (58,000 pre-forward split shares) of restricted, unregistered common stock for gross proceeds of $5,800, pursuant to a private placement memorandum to non-affiliated private investors. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

(Remainder of this page left blank intentionally)

Part I — Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1)   Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

(2)   Results of Operations, Liquidity and Capital Resources

The Company maintains a cash balance sufficient to sustain corporate operations until such time as Management can raise the funding necessary to advance its business plan. The losses of approximately $2,576 through June 30, 2001 were due to operating expenses including licenses and fees, accounting and audit fees and office expenses. Sales of the Company’s equity securities in prior periods have allowed the Company to maintain a positive cash balance.

We have a current business plan which proposed to utilize our founders’ backgrounds to develop our business from the current concept stage into a unique aircraft service company offering quality and convenience coupled with basic servicing needs to a wide range of aircraft owner clientele. Our business plan projects we will obtain a listing on the Over-the-Counter Bulletin Board during months one through three; prepare a private placement memorandum during months one through three; and raise capital of approximately $2,000,000 through the sale of approximately 2,000,000 shares of common stock at $1.00 in the private placement to accredited and/or sophisticated investors during months four through six. During month seven, after raising capital, we intend to open one service site in Los Angeles, California and one service site in San Diego, California. During months seven through twelve, in order to operate both service sites, we intend to expend approximately $60,000 for two manager-service technicians, $120,000 for four service assistants, $25,000 for two office clerical employees, $20,000 for inventory, $200,000 for the purchase and outfitting of four service vehicles, $10,000 for set-up and maintenance of our web site, $125,000 for advertising, $30,000 for one marketing manager, $110,000 for the purchase of computers and other fixed assets, $30,000 for insurance and $62,000 for rent and other operating expenses.

As of the date of this filing, the Company has no operations, assets or liabilities. Further, there are no assurances that our planned sale of $2,000,000 of common stock will be successful.

Accordingly, if no funding is received during the next twelve months, we will be forced to rely on existing cash in the bank and may become dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. As of the date of this filing, management and significant shareholders have verbally committed, if necessary, to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, management and/or significant shareholders have no formal commitments or arrangements to advance or loan funds to Palomar.

In such a restricted cash flow scenario, we would be unable to complete our business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, we may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

Part II  — Other Information

Item 1  — Legal Proceedings

     None

Item 2  — Changes in Securities

     None

Item 3  — Defaults on Senior Securities

     None

Item 4  — Submission of Matters to a Vote of Security Holders

The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5  — Other Information

     None

Item 6  — Exhibits and Reports on Form 8-K

Exhibits — None Reports on Form 8-K — None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palomar Enterprises, Inc.

July 20, 2001	/s/ Terry Westergard

Terry Westergard Secretary and Director