Form 10QSB
period 2001-09-30
PALOMAR ENTERPRISES INC
filed 2001-10-18
CIK 1082822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

(Mark one)
[XX]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission File Number: 0-32829

Palomar Enterprises, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0470235

(State of incorporation)	(IRS Employer ID Number)

1046 Angelus, San Diego, CA 92114

(Address of principal executive offices)

(619) 692-2590

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [    ]

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: October 15, 2001: 9,440,000

Transitional Small Business Disclosure Format (check one): YES [    ] NO [X]

Palomar Enterprises, Inc.

Form 10-QSB for the Quarter ended September 30, 2001

Item 1 — Part 1 — Financial Statements

Palomar Enterprises, Inc.
(a development stage company)
Balance Sheets
September 30, 2001 and 2000

(Unaudited)

	September 30,	September 30,
	2001	2000

ASSETS
Current Assets
Cash on hand and in bank	$176	$5,884

Total Assets	$176	$5,884

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable — trade	$—	$100

Commitments and Contingencies
Shareholders’ Equity
Common stock — $0.001 par value, 50,000,000 shares authorized, 9,440,000 shares issued and outstanding, respectively	9,440	9,440
Additional paid-in capital	2,360	2,360
Deficit accumulated during the development stage	(11,624)	(6,056)

Total shareholders’ equity	176	5,744

Total Liabilities and Shareholders’ Equity	$176	$5,844

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

Palomar Enterprises, Inc.
(a development stage company)
Statements of Operations and Comprehensive Income
Nine and Three months ended September 30, 2001
Period from March 11, 1999 (date of inception) through September 30, 2001

(Unaudited)

					Period from
					March 11, 1999
	Nine months	Nine months	Three months	Three months	(date of inception)
	ended	ended	ended	ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2001	2001

Revenues	$—	$—	$—	$—	$—

Operating expenses
General and administrative expenses	5,318	6,056	2,742	56	11,624

Loss before Income Taxes	(5,318)	(6,056)	(2,742)	(56)	(11,624)
Provision for Income Taxes (benefit)	—	—	—	—	—

Net Loss	(5,318)	(6,056)	(2,742)	(56)	(11,624)
Other comprehensive income	—	—	—	—	—

Comprehensive Income	$(5,318)	$(6,056)	$(2,742)	$(56)	$(11,624)

Loss per weighted-average share of common stock outstanding, computed on Net Loss — basic and fully diluted	nil	nil	nil	nil	nil

Weighted-average number of shares of common stock outstanding	9,440,000	3,292,847	9,440,000	4,850,435	4,655,095

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

Palomar Enterprises, Inc.
(a development stage company)
Statements of Cash Flows
Nine months ended September 30, 2001
Period from March 11, 1999 (date of inception) through September 30, 2001

(Unaudited)

			Period from
			December 5, 1996
	Nine months	Nine months	(date of inception)
	ended	ended	through
	September 30,	September 30,	September 30,
	2001	2000	2001

Cash Flows from Operating Activities
Net Loss	$(5,318)	$(6,056)	$(11,624)
Adjustments to reconcile net income to net cash provided by operating activities
Common stock issued for services	—	6,000	6,000
Increase in Accounts payable — trade	—	100	—

Net cash used in operating activities	(5,318)	44	(5,624)

Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Proceeds from sale of common stock	—	5,800	5,800

Net cash provided by financing activities	—	5,800	5,800

Increase (Decrease) in Cash and Cash Equivalents	(5,318)	5,844	176
Cash and cash equivalents at beginning of period	5,494	—	—

Cash and cash equivalents at end of period	$176	$5,844	$176

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

The Company has had no substantial operations or substantial assets since inception. Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $11,625.

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

The Company uses the asset and liability method of accounting for income taxes. At September 30, 2001 and 2000, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

6.	Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2001 and 2000, respectively, the Company had no warrants and/or options outstanding.

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

(Remainder of this page left blank intentionally)

Palomar Enterprises, Inc.
(a development stage company)

Notes to Financial Statements — Continued

Note E — Income Taxes

The components of income tax (benefit) expense for the nine months ended September 30, 2001 and 2000 and for the period from March 10, 1999 (date of inception) through September 30, 2001, respectively, are as follows:

Period from
March 10, 1999
	Nine months	Nine months	(date of inception)
	ended	ended	through
	September 30,	September 30,	September 30,
	2001	2000	2001

Federal:
Current	$—	$—	$—
Deferred	—	—	—

	—	—	—

State:
Current	—	—	—
Deferred	—	—	—

Total	$—	$—	$—

As of September 30, 2001, the Company has a net operating loss carryforward of approximately $7,325 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2019. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company’’s income tax expense for the nine months ended September 30, 2001 and 2000 and the period from March 10, 1999 (date of inception) through September 30, 2001, respectively, are as follows:

			Period from
			March 10, 1999
	Nine months	Nine months	(date of inception)
	ended	ended	through
	September 30,	September 30,	September 30,
	2001	2000	2001

Statutory rate applied to loss before income taxes	$(1,808)	$(2,059)	$(3,952)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—	—
Deferral of organization expenses for tax reporting purposes	(306)	1,836	1,462
Other, including reserve for deferred tax asset	2,114	223	2,490

Income tax expense	$—	$—	$—

Palomar Enterprises, Inc.
(a development stage company)

Notes to Financial Statements — Continued

Note E — Income Taxes — continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of September 30, 2001 and 2000, respectively:

	September 30,	September 30,
	2001	2000

Deferred tax assets
Net operating loss carryforwards	$2,490	$223
Less valuation allowance	(2,490)	(223)

Net Deferred Tax Asset	$—	$—

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

Part I — Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1) Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words “anticipate”, “believe”, “estimate”, “expect” and “intend” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

(2) Results of Operations, Liquidity and Capital Resources

The Company maintains a cash balance sufficient to sustain corporate operations until such time as Management can raise the funding necessary to advance its business plan. The losses of approximately $5,318 through September 30, 2001 were due to operating expenses including licenses and fees, accounting and audit fees and office expenses. Sales of the Company’s equity securities in prior periods have allowed the Company to maintain a positive cash balance.

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

     None

Item 5 — Other Information

     None

Item 6 — Exhibits and Reports on Form 8-K

     Exhibits — None

     Reports on Form 8-K — None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palomar Enterprises, Inc.

October 16, 2001	/s/ Terry Westergard

Terry Westergard Secretary and Director