Form 10KSB
period 2001-12-31
PALOMAR ENTERPRISES INC
filed 2002-04-22
CIK 1082822

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark one)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

             8930 E. Raintree Drive, Suite 100, Scottsdale AZ 85260
                    (Address of principal executive offices)

                                 (480) 444-0081
                           (Issuer's telephone number)

      Securities registered under Section 12 (b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock $0.001 par value

Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2001, was $0.

The aggregate market value of voting common equity held by non-affiliates as of December 31, 2001 was approximately $1,276,000, using the historical closing price of $0.275 per shares, as quoted on www.edreyfus.com.

As of April 16, 2002, there were 9,440,000 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes [ ]  No [X]

                            PALOMAR ENTERPRISES, INC.
                                TABLE OF CONTENTS

                                                                     Page Number
                                                                     -----------
PART I

Item 1 -  Description of Business                                          3
Item 2 -  Description of Property                                          4
Item 3 -  Legal Proceedings                                                5
Item 4 -  Submission of Matters to a Vote of Security Holders              5

PART II

Item 5 -  Market for Company's Common Stock and Related Stockholders
          Matters                                                          5
Item 6 -  Management's Discussion and Analysis or Plan of Operation        6
Item 7 -  Index to Financial Statements                                   F-1
Item 8 -  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosures                          7

PART III

Item 9 -  Officers and Directors                                           7
Item 10 - Executive Compensation                                           8
Item 11 - Security Ownership of Certain Beneficial Owners And Management   8
Item 12 - Certain Relationships and Related Transactions                   9
Item 13 - Exhibits and Reports on 8-K                                      9

SIGNATURES                                                                 9

                  CAUTION REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Palomar Enterprises, Inc. was incorporated in Nevada on March 10, 1999 for the purpose of developing an aircraft service company for private aircraft owners that would offer on-site preventative maintenance and repair services.

Palomar initially intended to enter the aircraft inspection and repair business. According to research conducted by Industrial Maintenance & Plant Operation, aircraft maintenance has shifted in focus from overhaul to inspection and repair. Successful aircraft maintenance is a combination of strict scheduling, meticulous documentation, preventative and predictive measures and adherence to FAA regulations. Maintenance programs for new aircraft are developed along with Reliability Centered Maintenance (RCM) plans. RCM is based upon the probability that an item will survive without failure to a specific operating age, under specified operating conditions and under a strict maintenance schedule. Predictive maintenance techniques provide valuable insight into an airplanes long-term health and preventative activities keep it safe and reliable.

During the initial phase of this business plan, we completed the process of registering our securities with the Securities and Exchange Commission in order to make our financial information equally available to investors or other interested parties. In the next phase of our business, we intend to obtain a listing for public trading of our stock on the Over the Counter Electronic Bulletin Board and seek capital of $2,000,000 through the sale of common stock in a private placement. While we believe we have made good faith estimates of Palomars ability to secure additional capital, there is no guarantee that we will receive sufficient funding to implement any future business plan steps.

We received our initial funding of $5,800 through the sale of common stock to investors from the period of approximately August 1, 2000 until September 30, 2000. We offered and sold 58,000 common stock shares at $0.10 per share to non-affiliated private investors. From inception until the date of this filing, we have had no material operating activities. Our audited financial statements for the period from March 10, 1999 (our date of inception) through December 31, 2001 report no cumulative revenues and a cumulative net loss of $11,800.

In October 2001, the Company issued a Press Release announcing "Palomar Enterprises, Inc. launches new debt acquisition business". On November 26, 2001, the Company issued a Press Release announcing "Palomar Enterprises, Inc. appoints Arnold Wenzloff President and COO of New Debt Acquisition Venture d/b/a

Regency Horizon Corporation". Further, on January 24, 2002, the Company issued a Press Release announcing "Palomar Enterprises, Inc. appoints Carl MacBride and Kyle Arneson to Board of New Debt Acquisition Venture d/b/a Regency Horizon Corporation; Terry W. Neild steps down as Interim President"

With these announcements, we abandoned the aircraft inspection and repair business and Terry Westergard resigned as a corporate officer and director.

On December 5, 2001, we issued an aggregate 3,000,000 shares to Mr. MacBride (2,000,000 shares) and Mr. Arneson (1,000,000 shares) in escrow in anticipation of a business combination transaction with a newly-formed corporation, Regency Horizon Corporation. Regency Horizon Corporation, wholly-owned by MacBride and Arneson, was formed to create funding to acquire a portfolio of non-performing debt of previously non-locatable debtors from unrelated financial institutions at a discounted amount. Regency Horizon intended to build its portfolio of acquired debt, and through managing collections, return exceptional profits on a proportionally small capital investment. Regency Horizon also had an agreement to utilize the services of People Locator, Inc., a debtor information provider for non-locatable debtors controlled by MacBride. On February 6, 2002, the Company filed a Current Report on Form 8-K to report this information.

On April 15, 2002, we filed a Current Report on Form 8-K to disclose that the proposed business combination transaction with Regency Horizon Corporation was abandoned by mutual consent of all affiliated parties and the 3,000,000 shares issued to Mr. MacBride and Mr. Arneson in escrow in anticipation of the business combination transaction were returned to the Company, cancelled and returned to unissued status.

As a result of the April 15, 2002 events, Anthony Wiser resigned as a member of our Board of Directors and as a corporate officer. Terry W. Neild was appointed as our sole officer and member of the Board of Directors.

We intend to continue with the business plan of acquiring non-performing debt from financial institutions and use the services of various debtor location services to attempt collection of these purchased amounts.

We also intend to comply with the periodical reporting requirements of the Securities Exchange Act of 1934 and to seek to complete a business acquisition transaction.

During the period before we fully develop our business plan and commence operations, we may be referred to as a shell corporation and as we trade on the NASD Bulletin Board, a trading and reporting shell corporation. Shell corporations have zero or nominal assets and typically no stated or contingent liabilities. Private companies wishing to become publicly trading may wish to merge with a shell (a reverse merger) whereby the shareholders of the private Company become the majority of the shareholders of the combined Company. The private Company may purchase for cash all or a portion of the common share of the shell corporation from its major stockholders. Typically, the Board and officers of the private Company become the new Board and officers of the combined Company and often the name of the private Company becomes the name of the combined Company.

The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. At the present time, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company has no corporate office space under lease at this time. The Company's principal executive office address is 8930 E. Raintree Drive, Suite 100, Scottsdale, Arizona 85260. The Company's telephone number there is (480) 440-0081. This address and telephone number is provided by Terry W. Neild and the cost associated with the use of the telephone and mailing address were deemed by management to be immaterial as the telephone and mailing address were almost exclusively used by the officers for other business purposes. Management considers the Company's current principal office space arrangement adequate.

ITEM 3 - LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has not conducted any meetings of shareholders during the preceding quarter or periods subsequent thereto.

                                    PART II

ITEM 5 - MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

As of April 16, 2002, there were 9,440,000 shares of $0.001 par value common stock (the "Common Stock") of the Company outstanding and owned by approximately 36 shareholders of record, exclusive of shareholders holding their certificates in street name.

Our Certificate of Incorporation authorizes the issuance of 50,000,000 Shares of common stock, $0.001 par value per share. There is no preferred stock authorized. Holdersof shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock have cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefor. In the event of a liquidation, dissolution, or winding up of the company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares.

During 2001, the Company filed a request for clearance of quotations on the OTC Bulletin Board under SEC Rule 15c2-11, Subsection (a)(5) with NASD Regulation Inc. A Clearance Letter was issued to Palomar Enterprises, Inc. and the Company was issued its trading symbol PALR. The Company's first posted trade was conducted on September 21, 2001. The quoted market prices of the Company's common stock on the NASDAQ Electronic Bulletin Board, per data listed by edreyfus.com, are as follows:

                                               High                   Low
                                               ----                   ---
     Third quarter 2001                       $2.75                  $1.75
     Fourth quarter 2001                      $2.526                 $0.275

DIVIDEND POLICY

The Company has never paid or declared a cash dividend on its common stock. The Board of Directors does not intend to declare or pay cash dividends in the foreseeable future. It is the current policy to retain all earnings, if any, to support future growth and expansion.

RECENT SALES OF UNREGISTERED SECURITIES

We have had no sales of unregistered securities during 2001.

On March 28, 2000, the shareholders authorized the issuance of 30,000 shares of common stock for services to each of the officers and directors of Palomar for a total of 60,000 Rule 144 shares. We relied upon Section 4(2) of Securities Act of 1933 (the Act). Palomar issued the shares in satisfaction of management services rendered to officers and directors, which does not constitute a public offering.

From the period of approximately August 1, 2000 until September 30, 2000, we offered and sold 58,000 shares at $0.10 per share to non-affiliated private investors. We relied upon Section 4(2) of the Securities Act of 1933 (the Act). Each prospective investor was given a private placement memorandum designed to disclose all material aspects of an investment in Palomar, including the business, management, offering details, risk factors and financial statements. Each investor also completed a subscription confirmation letter and private placement subscription agreement whereby the investors certified that they were purchasing the shares for their own accounts, with investment intent and that each investor was either accredited, or were sophisticated purchasers, having prior investment experience or education, and having adequate and reasonable opportunity and access to any corporate information necessary to make an informed investment decision. This offering was not accompanied by general advertisement or general solicitation and the shares were issued with a Rule 144 restrictive legend.

Under the Securities Act of 1933, all sales of an issuers securities or by a shareholder, must either be made (a) pursuant to an effective registration statement filed with the SEC, or (b) pursuant to an exemption from the registration requirements under the 1933 Act.

Rule 144 under the 1933 Act sets forth conditions which if satisfied, permit persons holding control securities (affiliated shareholders, i.e., officers, directors or holders of at least ten percent of the outstanding shares) or restricted securities (non-affiliated shareholders) to sell such securities publicly without registration. Rule 144 sets forth a holding period for restricted securities to establish that the holder did not purchase such securities with a view to distribute. Under Rule 144, several provisions must be met with respect to the sales of control securities at any time and sales of restricted securities held between one and two years. The following is a summary of the provisions of Rule 144: (a) Rule 144 is available only if the issuer is current in its filings under the Securities an Exchange Act of 1934. Such filings include, but are not limited to, the issuers quarterly reports and annual reports; (b) Rule 144 allows resale of restricted and control securities after a one year hold period, subjected to certain volume limitations, and resales by non-affiliates holders without limitations after two years; (c) The sales of securities made under Rule 144 during any three-month period are limited to the greater of: (1) 1% of the outstanding common stock of the issuer; or (2) the average weekly reported trading volume in the outstanding common stock reported on all securities exchanges during the four calendar weeks preceding the filing of the required notice of the sale under Rule 144 with the SEC.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company had no operating revenue during the years ended December 31, 2001 and 2000, respectively.

General and administrative expenses for the years ended December 31, 2001 and 2000 were approximately $5,500 and $6,300, respectively. Net income for the years ended December 31, 2001 and 2000 were approximately $(5,500) and $(6,300). Earnings per share for the years ended December 31, 2001 and 2000, respectively, was nil for each period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company begins meaningful operations.

At December 31, 2001 and 2000, respectively, the Company had no working capital

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company's need for capital may change dramatically as a result of the implementation of the Company's business plan or the initiation of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

The current management group may also seek, investigate and, if warranted, acquire an interest in one or more business opportunities or ventures. As of the date hereof, the Company has no operating assets and has no business opportunities or ventures under contemplation for acquisition but proposes to investigate potential opportunities in the form of investors or entrepreneurs with a concept which has not yet been placed in operation, or in the form of firms which are developing companies in need of limited additional funds for expansion into new products or services, and which are seeking to develop a new product or service. The Company may also seek out established businesses which may be experiencing financial or operational difficulties and are in need of the limited additional capital the Company could provide. The Company anticipates that it will seek to merge with an existing business. After the merger, the surviving entity will be the Company; however, management from the acquired entity will in all likelihood operate the Company. There is, however, a remote possibility that the Company may seek to acquire and operate an ongoing business, in which case the existing management might be retained. Due to the absence of capital available for investment by the Company, the types of businesses seeking to be acquired by the Company will no doubt be smaller and higher risks of businesses. In all likelihood, a business opportunity will involve the acquisition of or merger with a corporation which does not need additional cash but which desires to establish a public trading market for its Common Stock. Accordingly, the Company's ability to acquire any business of substance may be extremely limited.

ITEM 7 - INDEX TO FINANCIAL STATEMENTS

The required accompanying financial statements begin on page F-1 of this document.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III

ITEM 9 - OFFICERS AND DIRECTORS

The directors and executive officers serving the Company are as follows:

      Name                  Age                      Position Held and Tenure
      ----                  ---                      ------------------------
Terry W. Neild              61                 President, Secretary and Director

The  director  named  above  will  serve  until the next  annual  meeting of the
Company's stockholders or until their successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of the Company's affairs.

The directors and officers will devote their time to the Company's affairs on an as needed basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month. There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.

BIOGRAPHICAL INFORMATION

Terry W. Neild is a Director of Regency Group Limited in Phoenix, Arizona. Mr. Neild is also President and CEO of Investment Capital Corporation, a venture capital firm that assists small companies in obtaining funding to implement their respective business plans. Mr. Neild was formerly the Founder, CEO and Director of National Scientific Corporation, a semiconductor parts design company in Arizona. He also has held similar positions with Clearly Canadian Beverage Corporation and has been a director of AdZone Research, Inc. of Riverhead, New York. All of these named entities are publicly traded and fully-reporting entities under The Securities Exchange Act of 1934, except for Investment Capital Corporation. Mr. Neild is also a professional accountant and has held a number of senior financial positions in Fortune 500 companies.

ITEM 10 - EXECUTIVE COMPENSATION

There was no compensation paid during either of the respective years ended December 31, 2001 or 2000.

None of the Company's current or former officers or directors receives or has received any salary from Company during the preceding five years. The Company does not anticipate entering into employment agreements with any of its officers or directors in the near future. Directors do not receive compensation for their services as directors and are not reimbursed for expenses incurred in attending board meeting.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this Registration Statement, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

                                                                 % of Class
   Name and address                   Number of Shares        Beneficially Owned
   ----------------                   ----------------        ------------------
Anthony J. Wiser
459 Chase Avenue
El Cajon CA 92020                         2,400,000                 25.42%

Terry Westergard
10264 Camino Ruiz, # 75
San Diego CA 92126                        2,400,000                 25.42%

Terry W. Neild
8930 E. Raintree Drive
Scottsdale AZ 85260                               0                  0.00%

All Directors and
Executive Officers (1 person)                     0                  0.00%

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:
   None

Reports on Form 8-K:
   February 6, 2002 - Announcing changes in Officers and Directors and the adoption of a new business plan.
   April 12, 2002 -  Announcing  changes in Officers and Directors

                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                           PALOMAR ENTERPRISES, INC.

Dated: April 17, 2002                      By: /s/ Terry W. Neild
       --------------                         ----------------------------------
                                                                  Terry W. Neild
                                              President, Chief Executive Officer
                                                    and Chief Accounting Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.


Dated: April 17, 2002                      By: /s/ Terry W. Neild
       --------------                         ----------------------------------
                                                                  Terry W. Neild
                                                            President, Secretary
                                                                    and Director

                            PALOMAR ENTERPRISES, INC.
                          (a development stage company)

                          INDEX TO FINANCIAL STATEMENTS


                                                                           PAGE
                                                                           ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                         F-2

FINANCIAL STATEMENTS

     Balance Sheets
       as of December 31, 2001 and 2000                                    F-3

     Statements of Operations and Comprehensive Income
       for the years ended December 31, 2001 and 2000 and
       for the period from March 10, 1999 (date of inception)
       through December 31, 2001                                           F-4

     Statement of Changes in Stockholders' Equity
       for the period from March 10, 1999 (date of inception)
       through December 31, 2001                                           F-5

     Statements of Cash Flows
       for the years ended December 31, 2001 and 2000 and
       for the period from March 10, 1999 (date of inception)
       through December 31, 2001                                           F-6

     Notes to Financial Statements                                         F-7

S. W. HATFIELD, CPA
certified public accountants

Member: Texas Society of Certified Public Accountants
        Press Club of Dallas

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Palomar Enterprises, Inc.

We have audited the accompanying balance sheets of Palomar Enterprises, Inc. (a Nevada corporation and a development stage company) as of December 31, 2001 and 2000 and the related statements of operations and comprehensive income, changes in stockholders' equity and cash flows for each of the years ended December 31, 2001 and 2000, and for the period from March 10, 1999 (date of inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palomar Enterprises, Inc. (a development stage company) as of December 31, 2001 and 2000, and the results of its operations and its cash flows each of the years ended December 31, 2001 and 2000 and for the period from March 10, 1999 (date of inception) through December 31, 2001, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has had no viable operations or significant assets since inception and is dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.


                                       /s/ S. W. Hatfield, CPA
                                           S. W. HATFIELD, CPA
Dallas, Texas
March 20, 2002


                     Use our past to assist your future (SM)
(secure mailing address)                   (overnight delivery/shipping address)
P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com

                            PALOMAR ENTERPRISES, INC.
                          (a development stage company)
                                 BALANCE SHEETS
                           December 31, 2001 and 2000

                                                                   December 31,      December 31,
                                                                       2001              2000
                                                                   ------------      ------------
                                     ASSETS
CURRENT ASSETS
  Cash on hand and in bank                                           $     --          $  5,494
                                                                     --------          --------

        TOTAL CURRENT ASSETS                                               --             5,494
                                                                     --------          --------

TOTAL ASSETS                                                         $     --          $  5,494
                                                                     ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                                           $     --          $     --
                                                                     --------          --------

        TOTAL CURRENT LIABILITIES                                          --                --
                                                                     --------          --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock - $0.001 par value. 50,000,000 shares authorized
   9,440,000 shares issued and outstanding, respectively                9,440             9,440
  Additional paid-in capital                                            2,360             2,360
  Deficit accumulated during the development phase                    (11,800)           (6,306)
                                                                     --------          --------

        TOTAL STOCKHOLDERS' EQUITY                                         --             5,494
                                                                     --------          --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $     --          $  5,494
                                                                     ========          ========

     The accompanying notes are an integral part of these financial statements.

                            PALOMAR ENTERPRISES, INC.
                          (a development stage company)
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                   Years ended December 31, 2001 and 2000 and
    Period from March 10, 1999 (date of inception) through December 31, 2001


                                                                                       Period from
                                                                                      March 10, 1999
                                                                                    (date of inception)
                                                Year ended          Year ended           through
                                                December 31,        December 31,        December 31,
                                                    2001               2000                2001
                                                -----------         -----------         -----------
REVENUES                                        $        --         $        --         $        --
                                                -----------         -----------         -----------
OPERATING EXPENSES
  Selling expenses                                       --                  --                  --
  General and administrative expenses                 5,494               6,306              11,800
                                                -----------         -----------         -----------

        TOTAL OPERATING EXPENSES                      5,494               6,306             954,183
                                                -----------         -----------         -----------

LOSS FROM OPERATIONS                                 (5,494)             (6,306)           (954,183)

OTHER INCOME                                             --                  --                  --
                                                -----------         -----------         -----------

LOSS BEFORE PROVISION FOR INCOME TAXES               (5,494)             (6,306)           (954,183)

PROVISION FOR INCOME TAXES                               --                  --                  --
                                                -----------         -----------         -----------

NET LOSS                                             (5,494)             (6,306)           (954,183)

OTHER COMPREHENSIVE INCOME                               --                  --                  --
                                                -----------         -----------         -----------

COMPREHENSIVE LOSS                              $    (5,494)        $    (6,306)        $  (954,183)
                                                ===========         ===========         ===========
Net loss per weighted-average share
 of common stock outstanding, calculated
 on Net Loss - basic and fully diluted                  nil                 nil         $     (0.18)
                                                ===========         ===========         ===========
Weighted-average number of shares
 of common stock outstanding                      9,440,000           4,838,033           5,084,133
                                                ===========         ===========         ===========

     The accompanying notes are an integral part of these financial statements.

                            PALOMAR ENTERPRISES, INC.
                          (a development stage company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
    Period from March 10, 1999 (date of inception) through December 31, 2001


                                                                                   Deficit
                                                                                 accumulated
                                              Common Stock         Additional     during the
                                         ---------------------      paid-in      development
                                           Shares       Amount      capital         phase         Total
                                           ------       ------      -------         -----         -----
BALANCES AT MARCH 10, 1999                      --      $   --      $    --       $     --       $    --

Net loss for the period                         --          --           --             --            --
                                         ---------      ------      -------       --------       -------
BALANCES AT DECEMBER 31, 1999                   --          --           --             --            --

Common stock issued for
 services in March 2000                     60,000          60        5,940             --         6,000
Effect of 80 for 1 forward
 stock split on November 30, 2000        4,740,000       4,740       (4,740)            --            --

Private placement of common
 stock in September 2000                    58,000          58        5,742             --         5,800
Effect of 80 for 1 forward
 stock split on November 30, 2000        4,582,000       4,582       (4,582)            --            --

Net loss for the year                           --          --           --         (6,306)       (6,306)
                                         ---------      ------      -------       --------       -------
BALANCES AT DECEMBER 31, 2000            9,440,000       9,440        2,360         (6,306)        5,494

Net loss for the year                           --          --           --         (5,494)       (5,494)
                                         ---------      ------      -------       --------       -------

BALANCES AT DECEMBER 31, 2001            9,440,000      $9,440      $ 2,360       $(11,800)      $    --
                                         =========      ======      =======       ========       =======

     The accompanying notes are an integral part of these financial statements.

                            PALOMAR ENTERPRISES, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                   Years ended December 31, 2001 and 2000 and
    Period from March 10, 1999 (date of inception) through December 31, 2001


                                                                                          Period from
                                                                                         March 10, 1999
                                                                                      (date of inception)
                                                    Year ended          Year ended          through
                                                   December 31,        December 31,        December 31,
                                                       2001                2000               2001
                                                     --------            --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                            $ (5,494)           $ (6,306)           $(11,800)
  Adjustments to reconcile net loss to net cash
   provided by operating activities
    Depreciation                                           --                  --                  --
    Common stock issued for services                       --               6,000                  --
                                                     --------            --------            --------

NET CASH USED IN OPERATING ACTIVITIES                  (5,494)               (306)            (11,800)
                                                     --------            --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES                       --                  --                  --
                                                     --------            --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sales of common stock                      --               5,800               5,800
                                                     --------            --------            --------

NET CASH USED IN FINANCING ACTIVITIES                      --               5,800               5,800
                                                     --------            --------            --------

INCREASE (DECREASE) IN CASH                            (5,494)              5,494                  --

Cash at beginning of period                             5,494                  --                  --
                                                     --------            --------            --------

CASH AT END OF PERIOD                                $     --            $  5,494            $     --
                                                     ========            ========            ========
SUPPLEMENTAL DISCLOSURE OF INTEREST AND
 INCOME TAXES PAID
  Interest paid for the period                       $     --            $     --            $     --
                                                     ========            ========            ========
  Income taxes paid for the period                   $     --            $     --            $     --
                                                     ========            ========            ========

     The accompanying notes are an integral part of these financial statements.

                            PALOMAR ENTERPRISES, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Palomar Enterprises, Inc. (Company) was incorporated on March 10, 1999 in accordance with the laws of the State of Nevada. The Company was initially formed for the purpose of developing an aircraft service company for private aircraft owners that would offer on-site preventative maintenance and repair services. The Company has had no substantial operations or substantial assets since inception.

In November 2001, the Company abandoned the initial business plan and adopted one whereby the Company will obtain non-performing debt owed by unlocatable debtors from unrelated financial institutions. The Company anticipates using the services of debtor location organizations to aid in the collection of the acquired debt.

Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $11,800.

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

NOTE B - GOING CONCERN UNCERTAINTY

The Company is fully dependent upon either future sales of securities or upon its current management and/or advances or loans from controlling shareholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity during the development phase.

There is no assurance that the Company will be able to obtain additional funding through the sales of additional securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company. It is the intent of management and controlling shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

However, there is no legal obligation for either management and/or controlling shareholders to provide such additional funding.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. CASH AND CASH EQUIVALENTS

     The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

                            PALOMAR ENTERPRISES, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

2. ORGANIZATION COSTS

     The Company has adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" whereby all organization and initial costs incurred with the incorporation and initial capitalization of the Company were charged to operations as incurred.

3. RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses are charged to operations as incurred.

4. ADVERTISING EXPENSES

     Advertising and marketing expenses are charged to operations as incurred.

5. INCOME TAXES

     The Company utilizes the asset and liability method of accounting for income taxes. At December 31, 2001 and 2000, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. As of December 31, 2001 and 2000, respectively, the deferred tax asset is related solely to the Company's net operating loss carryforward and is fully reserved.

6. EARNINGS (LOSS) PER SHARE

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2001 and 2000, respectively, the Company had no warrants and/or options outstanding.

NOTE D - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

                            PALOMAR ENTERPRISES, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE E - INCOME TAXES

The components of income tax (benefit) expense for the years ended December 31, 2001 and 2000 and for the period from March 10, 1999 (date of inception) through December 31, 2001, respectively, are as follows:

                                  December 31,      December 31,
                                     2001              2000           Cumulative
                                    ------            ------          ----------
       Federal:
         Current                    $    -            $    -            $    -
         Deferred                        -                 -                 -
                                    ------            ------            ------
                                         -                 -                 -
                                    ------            ------            ------
       State:
         Current                         -                 -                 -
         Deferred                        -                 -                 -
                                    ------            ------            ------
                                         -                 -                 -
                                    ------            ------            ------

         Total                      $    -            $    -            $    -
                                    ======            ======            ======

As of December 31, 2001, the Company has a net operating loss carryforward of approximately $11,800 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2015. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the years ended December 31, 2001 and 2000 and for the period from March 10, 1999 (date of inception) through December 31, 2001, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                          Year ended      Year ended
                                                          December 31,    December 31,
                                                             2001            2000         Cumulative
                                                           -------         -------        ----------
Statutory rate applied to loss before income taxes         $(1,900)        $(2,100)        $(4,000)
Increase (decrease) in income taxes resulting from:
  State income taxes                                            --              --              --
  Other, including reserve for deferred tax asset            1,900           2,100           4,000
                                                           -------         -------         -------

        Income tax expense                                 $    --         $    --         $    --
                                                           =======         =======         =======

                            PALOMAR ENTERPRISES, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE E - INCOME TAXES - CONTINUED

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2001 and 2000, respectively:

                                        Year ended      Year ended
                                        December 31,    December 31,
                                           2001            2000       Cumulative
                                         -------         -------      ----------
   Deferred tax assets
     Net operating loss carryforwards    $ 4,000         $ 2,100        $ 4,000
     Less valuation allowance             (4,000)         (2,100)        (4,000)
                                         -------         -------        -------

   Net Deferred Tax Asset                $    --         $    --        $    --
                                         =======         =======        =======

NOTE E - COMMON STOCK TRANSACTIONS

On November 20, 2000, the Company's Board of Directors approved and implemented a 80 for 1 forward stock split on the issued and outstanding shares of common stock. This action caused the issued and outstanding shares to increase from 118,000 to 9,440,000. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

On March 28, 2000, the Company issued an aggregate of 4,800,000 post-forward split shares (60,000 pre-forward split shares) of restricted, unregistered common stock to two officers for administrative services and services related to the development and implementation of the Company's business plan. These transactions were cumulatively valued at approximately $6,000, which approximates the fair value of the services provided. These amounts are charged to operations in the accompanying financial statements.
During September 2000, the Company successfully sold an aggregate 4,640,000 post-forward split shares (58,000 pre-forward split shares) of restricted, unregistered common stock for gross proceeds of $5,800, pursuant to a private placement memorandum to non-affiliated private investors. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.