Form 10QSB
period 2002-03-31
PALOMAR ENTERPRISES INC
filed 2002-05-10
CIK 1082822

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 7, 2002: 9,440,000

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                            PALOMAR ENTERPRISES, INC.

                Form 10-QSB for the Quarter ended March 31, 2002

                                Table of Contents


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements                                              3

   Item 2 - Management's Discussion and Analysis or Plan of Operation        10

PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings                                                12

   Item 2 - Changes in Securities                                            12

   Item 3 - Defaults on Senior Securities                                    12

   Item 4 - Submission of Matters to a Vote of Security Holders              13

   Item 5 - Other Information                                                13

   Item 6 - Exhibits and Reports on Form 8-K                                 13

SIGNATURES                                                                   13

ITEM 1 - PART 1 - FINANCIAL STATEMENTS

                            PALOMAR ENTERPRISES, INC.
                          (a development stage company)
                                 BALANCE SHEETS
                             March 31, 2002 and 2001

                                   (UNAUDITED)

                                                           March 31,   March 31,
                                                             2002        2001
                                                           --------    --------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                $     --    $  3,515
                                                           --------    --------

     TOTAL CURRENT ASSETS                                        --       3,515
                                                           --------    --------

TOTAL ASSETS                                               $     --    $  3,515
                                                           ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable - trade                                $    863    $     --
                                                           --------    --------

     TOTAL CURRENT LIABILITIES                                   --          --
                                                           --------    --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock - $0.001 par value 50,000,000
     shares authorized. 9,440,000 shares
     issued and outstanding, respectively                     9,440       9,440
   Additional paid-in capital                                 3,860       2,360
   Deficit accumulated during the development phase         (14,163)     (8,285)
                                                           --------    --------

     TOTAL STOCKHOLDERS' EQUITY                                (863)      3,515
                                                           --------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $     --    $  3,515
                                                           ========    ========

The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                            PALOMAR ENTERPRISES, INC.
                          (a development stage company)
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                 Three months ended March 31, 2002 and 2001 and
     Period from March 10, 1999 (date of inception) through March 31, 2002

                                   (UNAUDITED)

                                                                                      Period from
                                                                                    March 10, 1999
                                                     Three months   Three months  (date of inception)
                                                         ended          ended           through
                                                       March 31,      March 31,        March 31,
                                                         2002           2001             2002
                                                     -----------    -----------       -----------
REVENUES                                             $        --    $        --       $        --
                                                     -----------    -----------       -----------
OPERATING EXPENSES
   Selling expenses                                           --             --                --
   General and administrative expenses                     2,363          1,979            14,163
                                                     -----------    -----------       -----------

     TOTAL OPERATING EXPENSES                              2,363          1,979            14,163
                                                     -----------    -----------       -----------

LOSS FROM OPERATIONS                                      (2,363)        (1,979)          (14,163)

OTHER INCOME                                                  --             --                --
                                                     -----------    -----------       -----------

LOSS BEFORE PROVISION
   FOR INCOME TAXES                                       (2,363)        (1,979)          (14,163)

PROVISION FOR INCOME TAXES                                    --             --                --
                                                     -----------    -----------       -----------

NET LOSS                                                  (2,363)        (1,979)          (14,163)

OTHER COMPREHENSIVE INCOME                                    --             --                --
                                                     -----------    -----------       -----------

COMPREHENSIVE LOSS                                   $    (2,363)   $    (1,979)      $   (14,163)
                                                     ===========    ===========       ===========

Net loss per weighted-average share
   of common stock outstanding, calculated
   on Net Loss - basic and fully diluted                     nil            nil       $     (0.18)
                                                     ===========    ===========       ===========

Weighted-average number of shares
   of common stock outstanding                         9,440,000      9,440,000         5,435,412
                                                     ===========    ===========       ===========

The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                            PALOMAR ENTERPRISES, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                 Three months ended March 31, 2002 and 2001 and
     Period from March 10, 1999 (date of inception) through March 31, 2002

                                   (UNAUDITED)

                                                                                      Period from
                                                                                     March 10, 1999
                                                   Three months    Three months   (date of inception)
                                                      ended            ended            through
                                                     March 31,       March 31,         March 31,
                                                       2002            2001              2002
                                                     --------        --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                           $ (2,363)       $ (1,979)         $(14,163)
   Adjustments to reconcile net loss
     to net cash provided by operating
     activities
       Depreciation                                        --              --                --
       Common stock issued for services                    --              --             6,000
       Increase (Decrease) in
         Accounts payable - trade                         863              --               863
                                                     --------        --------          --------

NET CASH USED IN OPERATING ACTIVITIES                  (1,500)         (1,979)           (7,300)
                                                     --------        --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES                       --              --                --
                                                     --------        --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Capital contributed to support operations            1,500              --             1,500
   Proceeds from sales of common stock                     --              --             5,800
                                                     --------        --------          --------

NET CASH USED IN FINANCING ACTIVITIES                   1,500              --             7,300
                                                     --------        --------          --------

INCREASE (DECREASE) IN CASH                                --          (1,979)               --

Cash at beginning of period                                --           5,494                --
                                                     --------        --------          --------

CASH AT END OF PERIOD                                $     --        $  3,515          $     --
                                                     ========        ========          ========
SUPPLEMENTAL DISCLOSURE OF
   INTEREST AND INCOME TAXES PAID
     Interest paid for the period                    $     --        $     --          $     --
                                                     ========        ========          ========
     Income taxes paid for the period                $     --        $     --          $     --
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

In November 2001, the Company abandoned the initial business plan and adopted one whereby the Company will obtain non-performing debt owed by debtors which allegedly cannot be located from unrelated third-party financial institutions. The Company anticipates using the services of various debtor location organizations to aid in the collection of the acquired debt.

Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $14,000.

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

5.   INCOME TAXES

     The Company utilizes the asset and liability method of accounting for income taxes. At March 31, 2002 and 2001, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. As of March 31, 2002 and 2001, respectively, the deferred tax asset is related solely to the Company's net operating loss carryforward and is fully reserved.

6.   EARNINGS (LOSS) PER SHARE

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2002 and 2001, respectively, the Company had no warrants and/or options outstanding.

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

                            PALOMAR ENTERPRISES, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE E - INCOME TAXES

The components of income tax (benefit) expense for the three months ended March 31, 2002 and 2001 and for the period from March 10, 1999 (date of inception) through March 31, 2002, respectively, are as follows:

                                  Three months    Three months
                                      ended           ended
                                    March 31,       March 31,
                                      2002            2001         Cumulative
                                    --------        --------       ----------
     Federal:
       Current                      $     --        $     --        $     --
       Deferred                           --              --              --
                                    --------        --------        --------
     State:
       Current                            --              --              --
       Deferred                           --              --              --
                                    --------        --------        --------

       Total                        $     --        $     --        $     --
                                    ========        ========        ========

As of December 31, 2001, the Company has a net operating loss carryforward of approximately $14,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2015. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the three months ended March 31, 2002 and 2001 and for the period from March 10, 1999 (date of inception) through March 31, 2002, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                           Three months   Three months
                                                               ended          ended
                                                             March 31,      March 31,
                                                               2002           2001      Cumulative
                                                             -------        -------     ----------
Statutory rate applied to loss before income taxes           $  (800)       $  (670)     $(4,800)
Increase (decrease) in income taxes resulting from:
     State income taxes                                           --             --           --
     Other, including reserve for deferred tax asset             800            670        4,800
                                                             -------        -------      -------

       Income tax expense                                    $    --        $    --      $    --
                                                             =======        =======      =======

                            PALOMAR ENTERPRISES, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE E - INCOME TAXES - CONTINUED

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2002 and 2001, respectively:

                                                      March 31,    March 31,
                                                        2002         2001
                                                      -------      -------
     Deferred tax assets
       Net operating loss carryforwards               $ 4,800      $ 2,600
       Less valuation allowance                        (4,800)      (2,600)
                                                      -------      -------

     Net Deferred Tax Asset                           $    --      $    --
                                                      =======      =======


                (Remainder of this page left blank intentionally)

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2) GENERAL

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

During the initial phase of this business plan, we completed the process of registering our securities with the Securities and Exchange Commission in order to make our financial information equally available to investors or other interested parties. In the next phase of our business, we planned to obtain a listing for public trading of our stock on the Over the Counter Electronic Bulletin Board and seek capital of $2,000,000 through the sale of common stock in a private placement. While we believe we have made good faith estimates of Palomar's ability to secure additional capital, there is no guarantee that we will receive sufficient funding to implement any future business plan steps.

We received our initial funding of $5,800 through the sale of common stock to investors from the period of approximately August 1, 2000 until September 30, 2000. We offered and sold 58,000 common stock shares at $0.10 per share to non-affiliated private investors. From inception until the date of this filing, we have had no material operating activities. Our audited financial statements for the period from March 10, 1999 (our date of inception) through March 31, 2002 report no cumulative revenues and a cumulative net loss of approximately $14,000.

In October 2001, we issued a Press Release announcing "Palomar Enterprises, Inc. launches new debt acquisition business". On November 26, 2001, we issued a Press Release announcing "Palomar Enterprises, Inc. appoints Arnold Wenzloff President and COO of New Debt Acquisition Venture d/b/a Regency Horizon Corporation". Further, on January 24, 2002, the Company issued a Press Release announcing "Palomar Enterprises, Inc. appoints Carl MacBride and Kyle Arneson to Board of New Debt Acquisition Venture d/b/a Regency Horizon Corporation; Terry W. Neild steps down as Interim President"

With these announcements, we abandoned the aircraft inspection and repair business and Terry Westergard resigned as a corporate officer and director.

On December 5, 2001, we issued an aggregate 3,000,000 shares to Mr. MacBride (2,000,000 shares) and Mr. Arneson (1,000,000 shares) in escrow in anticipation of a business combination transaction with a newly-formed corporation, Regency Horizon Corporation. Regency Horizon Corporation, wholly-owned by MacBride and Arneson, was formed to create funding to acquire a portfolio of non-performing debt of previously non-locatable debtors from unrelated financial institutions at a discounted amount. Regency Horizon intended to build its portfolio of acquired debt, and through managing collections, return exceptional profits on a proportionally small capital investment. Regency Horizon also had an agreement to utilize the services of People Locator, Inc., a debtor information provider for non-locatable debtors controlled by MacBride. On February 6, 2002, we filed a Current Report on Form 8-K to report this information.

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

(3) RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

The Company had no operating revenue during the respective three month periods ended March 31, 2002 and 2001 and for the period from March 10, 1999 (date of inception) through March 31, 2002, respectively.

General and administrative expenses for the three month periods ended March 31, 2002 and 2001 were approximately $2,360 and $1,980, respectively. Net loss for these periods was approximately $(2,360) and $(1,980). Earnings per share for the three months ended March 31, 2002 and 2001, was nil for each period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company begins meaningful operations.

At March 31, 2002 and 2001, respectively, the Company had working capital of approximately $(860) and $3,500.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     None

ITEM 2 - CHANGES IN SECURITIES

     None

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

     None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5 - OTHER INFORMATION

     None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits - None
     Reports on Form 8-K - None



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PALOMAR ENTERPRISES, INC.

Dated: May 7, 2002                      By: /s/ Terry W. Neild
                                            ------------------------------------
                                            Terry W. Neild
                                            President, Chief Executive Officer
                                            and Chief Accounting Officer