Form 10QSB
period 2002-06-30
PALOMAR ENTERPRISES INC
filed 2002-08-05
CIK 1082822

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)
[X} Quarterly Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

    For the quarterly period ended June 30, 2002

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


              7898 E. Acoma Drive, Suite 209, Scottsdale, AZ 85260
                    (Address of principal executive offices)


                                 (480) 444-0081
                           (Issuer's telephone number)


             8930 E. Raintree Drive, Suite 100, Scottsdale, AZ 85260
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 30, 2002: 9,990,000

Transitional Small Business Disclosure Format (check one): YES  [ ]  NO [X]

                            PALOMAR ENTERPRISES, INC.

                 Form 10-QSB for the Quarter ended June 30, 2002

                                Table of Contents

                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements                                           3

   Item 2 - Management's Discussion and Analysis or Plan of Operation     11

PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings                                             14

   Item 2 - Changes in Securities                                         14

   Item 3 - Defaults on Senior Securities                                 14

   Item 4 - Submission of Matters to a Vote of Security Holders           14

   Item 5 - Other Information                                             14

   Item 6 - Exhibits and Reports on Form 8-K                              14


SIGNATURES                                                                14

ITEM 1 - PART 1 - FINANCIAL STATEMENTS

                            PALOMAR ENTERPRISES, INC.
                          (a development stage company)

                                 BALANCE SHEETS
                             June 30, 2002 and 2001

                                   (UNAUDITED)

                                                                               June 30,         June 30,
                                                                                 2002             2001
                                                                               --------         --------
                                     ASSETS
CURRENT ASSETS
  Cash on hand and in bank                                                     $  6,342         $  2,918
  Advances due from officers and affiliated entities                             19,500               --
  Prepaid expenses                                                                4,378               --
                                                                               --------         --------

       TOTAL CURRENT ASSETS                                                      30,220            2,918
                                                                               --------         --------

OTHER ASSETS
  Deposits and other                                                              2,423               --
                                                                               --------         --------

TOTAL ASSETS                                                                   $ 32,643         $  2,918
                                                                               ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                                                     $    520         $     --
                                                                               --------         --------

       TOTAL CURRENT LIABILITIES                                                    520               --
                                                                               --------         --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock - $0.001 par value. 50,000,000 shares authorized
   9,990,000 and 9,440,000 shares issued and outstanding, respectively            9,990            9,440
  Additional paid-in capital                                                     56,810            2,360
  Deficit accumulated during the development phase                              (34,677)          (8,882)
                                                                               --------         --------

       TOTAL STOCKHOLDERS' EQUITY                                                32,123            2,918
                                                                               --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 32,643         $  2,918
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

                            PALOMAR ENTERPRISES, INC.
                          (a development stage company)

                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
               Six and Three months ended March 31, 2002 and 2001 and Period from March 10, 1999 (date of inception)
                              through June 30, 2002

                                   (UNAUDITED)

                                                                                                      Period from
                                                                                                     March 11, 1999
                                Six months       Six months       Three months     Three months   (date of inception)
                                  ended            ended             ended             ended            through
                              June 30, 2002    June 30, 2001     June 30, 2002     June 30, 2001     June 30, 2002
                              -------------    -------------     -------------     -------------     -------------
REVENUES                      $        --       $        --       $        --       $        --       $        --
                              -----------       -----------       -----------       -----------       -----------

OPERATING EXPENSES
  Rent to affiliated entity        10,000                --            10,000                --            10,000
  Consulting, legal
   and professional fees           11,211             1,239             8,848               239            13,370
  Other general and
   administrative expenses          1,666             1,337             1,666               358            11,307
                              -----------       -----------       -----------       -----------       -----------
TOTAL OPERATING EXPENSES           22,877             2,576            20,514               597            34,677
                              -----------       -----------       -----------       -----------       -----------

LOSS FROM OPERATIONS              (22,877)           (2,576)          (20,514)             (597)          (34,877)

OTHER INCOME                           --                --                --                --                --
                              -----------       -----------       -----------       -----------       -----------
LOSS BEFORE PROVISION
 FOR INCOME TAXES                 (22,877)           (2,576)          (20,514)             (597)          (34,877)

PROVISION FOR INCOME TAXES             --                --                --                --                --
                              -----------       -----------       -----------       -----------       -----------

NET LOSS                          (22,877)           (2,576)          (20,514)             (597)          (34,877)

OTHER COMPREHENSIVE
   INCOME                              --                --                --                --                --
                              -----------       -----------       -----------       -----------       -----------

COMPREHENSIVE LOSS            $   (22,877)      $    (2,576)      $   (20,514)      $      (577)      $   (34,877)
                              ===========       ===========       ===========       ===========       ===========

Net loss per weighted-average
 share of common stock
 outstanding,  calculated on
 Net Loss - basic and fully
 diluted                              nil               nil               nil               nil       $     (0.01)
                              ===========       ===========       ===========       ===========       ===========

Weighted-average number
 of shares of common
 stock outstanding              9,520,110         9,440,000         9,599,341         9,440,000         5,749,345
                              ===========       ===========       ===========       ===========       ===========

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

                            PALOMAR ENTERPRISES, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                   Six months ended June 30, 2002 and 2001 and
             Period from March 10, 1999 (date of inception) through
                                  June 30, 2002

                                   (UNAUDITED)

                                                                                            Period from
                                                                                           March 10, 1999
                                                         Six months        Six months    (date of inception)
                                                            ended            ended            through
                                                        June 30, 2002     June 30, 2001    June 30, 2002
                                                        -------------     -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                  $(22,877)        $ (2,576)        $(34,677)
  Adjustments to reconcile net loss to net
   cash provided by operating activities
    Depreciation                                                 --               --               --
    Common stock issued for services                             --               --            6,000
    (Increase) Decrease in Prepaid expenses                  (4,378)              --           (4,378)
    Security deposits                                        (2,423)              --           (2,423)
    Increase (Decrease) in Accounts payable - trade             520               --              520
                                                           --------         --------         --------

NET CASH USED IN OPERATING ACTIVITIES                       (29,158)          (2,576)         (34,958)
                                                           --------         --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash advances to officers and affiliated entities         (19,500)              --          (19,500)
                                                           --------         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sales of common stock                        55,000               --           60,800
                                                           --------         --------         --------

NET CASH USED IN FINANCING ACTIVITIES                        55,000               --           60,800
                                                           --------         --------         --------

INCREASE (DECREASE) IN CASH                                   6,342           (2,576)           6,342

Cash at beginning of period                                      --            5,494               --
                                                           --------         --------         --------

CASH AT END OF PERIOD                                      $  6,342         $  2,918         $  6,342
                                                           ========         ========         ========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND
INCOME TAXES PAID
  Interest paid for the period                             $     --         $     --         $     --
                                                           ========         ========         ========
  Income taxes paid for the period                         $     --         $     --         $     --
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

In November 2001, the Company abandoned the initial business plan and adopted one whereby the Company will obtain non-performing debt owed by debtors which allegedly cannot be located from unrelated third-party financial institutions. The Company anticipates using the services of various debtor location organizations to aid in the collection of the acquired debt. As of June 30, 2002 and subsequent thereto, the Company has not reached an operational level with this business plan.

Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $35,000.

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has adopted a year-end of December 31.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2001. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2002.

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


NOTE B - GOING CONCERN UNCERTAINTY - CONTINUED

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

5. INCOME TAXES

   The Company utilizes the asset and liability method of accounting for income taxes. At June 30, 2002 and 2001, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. As of June 30, 2002 and 2001, respectively, the deferred tax asset is related solely to the Company's net operating loss carryforward and is fully reserved.

                            PALOMAR ENTERPRISES, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

6. EARNINGS (LOSS) PER SHARE

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2002, the Company's outstanding warrants are considered anti-dilutive due to the Company's net operating loss position. At June 30, 2002, the Company had no warrants and/or options outstanding.

NOTE D - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

NOTE E - ADVANCES DUE FROM OFFICERS AND AFFILIATED ENTITIES

During June 2002, subsequent to the sale of equity securities, the Company advanced an aggregate of $19,500 to affiliated entities and corporate officers as follows: Energy River Corporation - $11,000; FutureCarz, Inc. - $7,500 and Terry Neild - $1,000. These advances are non-interest bearing and repayable upon demand.

NOTE F - INCOME TAXES

The components of income tax (benefit) expense for the six months ended June 30, 2002 and 2001 and for the period from March 10, 1999 (date of inception) through June 30, 2002, respectively, are as follows:

                                                                Period from
                                                              March 10, 1999
                         Six months         Six months     (date of inception)
                           ended              ended              through
                       June 30, 2002       June 30, 2001       June 30, 2002
                       -------------       -------------       -------------
     Federal:
       Current             $    --            $    --            $    --
       Deferred                 --                 --                 --
                           -------            -------            -------
     State:
       Current                  --                 --                 --
       Deferred                 --                 --                 --
                           -------            -------            -------

       Total               $    --            $    --            $    --
                           =======            =======            =======

                            PALOMAR ENTERPRISES, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE F - INCOME TAXES - CONTINUED

As of June 30, 2002, the Company has a net operating loss carryforward of approximately $35,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2015. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the six months ended June 30, 2002 and 2001 and for the period from March 10, 1999 (date of inception) through June 30, 2002, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                                                 Period from
                                                                                                March 10, 1999
                                                               Six months       Six months    (date of inception)
                                                                 ended             ended           through
                                                             June 30, 2002     June 30, 2001    June 30, 2002
                                                             -------------     -------------    -------------
     Statutory rate applied to loss before income taxes         $ (7,800)        $   (875)        $(11,800)
     Increase (decrease) in income taxes resulting from:
       State income taxes                                             --               --               --
       Other, including reserve for deferred tax asset             7,800              875           11,800
                                                                --------         --------         --------

           Income tax expense                                   $     --         $     --         $     --
                                                                ========         ========         ========

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2002 and 2001, respectively:

                                                 June 30,         June 30,
                                                   2002             2001
                                                 --------         --------
     Deferred tax assets
       Net operating loss carryforwards          $ 11,800         $  3,020
       Less valuation allowance                   (11,800)          (3,020)
                                                 --------         --------

     Net Deferred Tax Asset                      $     --         $     --
                                                 ========         ========

During the six months ended June 30, 2002 and 2001, the reserve for the deferred current tax asset increased by approximately $7,780 and $875, respectively.


                (Remainder of this page left blank intentionally)

                            PALOMAR ENTERPRISES, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE G - CAPITAL STOCK TRANSACTIONS

On May 15, 2002, the Company issued a Private Placement Memorandum to offer to accredited investors up to 2,500,000 Units at a price of $0.10 per Unit. Each unit shall consist of one (1) share of restricted, unregistered common stock and a warrant to purchase an additional share at a price of $1.00 per share.

In May and June 2002, pursuant to a Private Placement Memorandum dated May 15, 2002, the Company sold an aggregate 550,000 shares of restricted, unregistered common stock at a price of $0.10 per share for gross proceeds of $55,000.

NOTE H - STOCK WARRANTS

In May and June 2002, in connection with the sale of Units pursuant to a Private Placement Memorandum, dated May 15, 2002, the Company issued stock warrants (PPM Warrants) to the purchasers of 550,000 shares of common stock to purchase up to an additional 550,000 shares of restricted, unregistered common stock at a price of $1.00 per share.

                                 Warrants         Warrants
                                originally     outstanding at
                                  issued        June 30, 2002     Exercise price
                                  ------        -------------     --------------

     PPM Warrants                 550,000          550,000       $1.00 per share
                                  -------          -------

     Totals at June 30, 2002      550,000          550,000
                                  =======          =======

                (Remainder of this page left blank intentionally)

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1) CAUTION REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward_looking statements. Such forward_looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward_looking statements.

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

Given these uncertainties, readers of this Form 10_QSB and investors are cautioned not to place undue reliance on such forward_looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward_looking statements contained herein to reflect future events or developments.

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

(3) RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

The Company had no operating revenue during the respective six month periods ended June 30, 2002 and 2001 and for the period from March 10, 1999 (date of inception) through June 30, 2002, respectively.

General and administrative expenses for the six month periods ended June 30, 2002 and 2001 were approximately $23,000 and $2,600, respectively. Net loss for these periods was approximately $(23,000) and $(2,600). Earnings per share for the six months ended June 30, 2002 and 2001, was nil for each period. Included in operating expenses for the three months ended June 30, 2002 is $10,000 paid to an entity controlled by a member of the Company's Board of Directors.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company begins meaningful operations.

At June 30, 2002 and 2001, respectively, the Company had working capital of approximately $29,700 and $2,900.

During June 2002, subsequent to the sale of equity securities, the Company advanced an aggregate of $19,500 to affiliated individuals and entities as follows: Energy River Corporation - $11,000; FutureCarz, Inc. - $7,500 and Terry Neild - $1,000. These advances are non-interest bearing and repayable upon demand.

It is the intent of management and significant stockholders to provide sufficient working capital, when necessary, to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     None

ITEM 2 - CHANGES IN SECURITIES

On May 15, 2002, the Company issued a Private Placement Memorandum to offer to accredited investors up to 2,500,000 Units at a price of $0.10 per Unit. Each Unit shall consist of one (1) share of restricted, unregistered common stock and a warrant to purchase an additional share at a price of $1.00 per share.

On May 22, 2002, the Company sold 25,000 shares of restricted, unregistered common stock and issued 25,000 warrants to purchase an additional share of restricted, unregistered common stock at a price of $1.00 per share to Chris Mendoza, pursuant to a Private Placement Memorandum dated May 15, 2002, at a price of $0.10 per Unit for gross proceeds of $2,500.

On May 22, 2002, the Company sold 25,000 shares of restricted, unregistered common stock and issued 25,000 warrants to purchase an additional share of restricted, unregistered common stock at a price of $1.00 per share to Al Mayor, pursuant to a Private Placement Memorandum dated May 15, 2002, at a price of $0.10 per Unit for gross proceeds of $2,500.

On June 6, 2002, the Company sold 500,000 shares of restricted, unregistered common stock and issued 500,000 warrants to purchase an additional share of restricted, unregistered common stock at a price of $1.00 per share to George Howard, pursuant to a Private Placement Memorandum dated May 15, 2002, at a price of $0.10 per Unit for gross proceeds of $50,000.

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

                                          PALOMAR ENTERPRISES, INC.

Dated: July 30, 2002                      By: /s/ Terry W. Neild
       -------------                         -----------------------------------
                                                                  Terry W. Neild
                                              President, Chief Executive Officer
                                                    and Chief Accounting Officer