Form 10QSB
period 2002-09-30
PALOMAR ENTERPRISES INC
filed 2002-11-12
CIK 1082822

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                For the quarterly period ended September 30, 2002

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

                                 (480) 951-2537
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 8, 2002: 8,205,000

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                            PALOMAR ENTERPRISES, INC.

              Form 10-QSB for the Quarter ended September 30, 2002

                                Table of Contents


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements                                              3

   Item 2.  Management's Discussion and Analysis or Plan of Operation        15


PART II - OTHER INFORMATION

   Item 1. Legal Proceedings                                                 18

   Item 2. Changes in Securities                                             18

   Item 3. Defaults on Senior Securities                                     20

   Item 4. Submission of Matters to a Vote of Security Holders               20

   Item 5. Other Information                                                 20

   Item 6. Exhibits and Reports on Form 8-K                                  21


SIGNATURES                                                                   21

ITEM 1 - PART 1 - FINANCIAL STATEMENTS

                            PALOMAR ENTERPRISES, INC.
                          (a development stage company)
                                 BALANCE SHEETS
                           September 30, 2002 and 2001

                                   (UNAUDITED)

                                                                  September 30,       September 30,
                                                                      2002                2001
                                                                  -------------       -------------
                                     ASSETS
CURRENT ASSETS
  Cash on hand and in bank                                          $   8,768           $     176
  Advances due from officers and affiliated entities                   16,992                  --
  Prepaid expenses                                                      3,269                  --
                                                                    ---------           ---------

      TOTAL CURRENT ASSETS                                             29,029                 176
                                                                    ---------           ---------
OTHER ASSETS
  Investments in other companies                                        2,800                  --
  Deposits and other                                                    2,423                  --
                                                                    ---------           ---------

      TOTAL OTHER ASSETS                                                5,223                  --
                                                                    ---------           ---------

TOTAL ASSETS                                                        $  34,252           $     176
                                                                    =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                                          $   1,778           $      --
  Accrued payroll and related liabilities                               4,193                  --
                                                                    ---------           ---------

      TOTAL CURRENT LIABILITIES                                         5,971                  --
                                                                    ---------           ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock - $0.001 par value
   50,000,000 shares authorized. 8,105,000 and 9,440,000
   shares issued and outstanding, respectively                          8,105               9,440
  Additional paid-in capital                                          103,738               2,360
  Deficit accumulated during the development phase                    (56,144)            (11,624)
                                                                    ---------           ---------
                                                                       55,699                 176
  Treasury stock - at cost (280,000 shares)                           (27,418)                 --
                                                                    ---------           ---------

      TOTAL STOCKHOLDERS' EQUITY                                       28,281                 176
                                                                    ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  34,252           $     176
                                                                    =========           =========


The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

                            PALOMAR ENTERPRISES, INC.
                          (a development stage company)
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
          Nine and Three months ended September 30, 2002 and 2001 and
    Period from March 10, 1999 (date of inception) through September 30, 2002

                                   (UNAUDITED)

                                                                                                         Period from
                                                                                                        March 11, 1999
                                       Nine months     Nine months     Three months    Three months   (date of inception)
                                          ended           ended           ended           ended            through
                                       September 30,   September 30,   September 30,   September 30,    September 30,
                                           2002            2001            2002            2001             2002
                                       -------------   -------------   -------------   -------------    -------------
REVENUES                                $       --      $       --      $       --      $       --       $       --
                                        ----------      ----------      ----------      ----------       ----------
OPERATING EXPENSES
  Rent to affiliated entity                 10,000              --              --              --           10,000
  Payroll and related expenses               8,098              --           8,098              --            8,098
  Consulting, legal and
   professional fees                        14,083           2,159           2,872             920           16,242
  Other general and administrative
   expenses                                 10,663           3,159           8,997           1,822           20,304
                                        ----------      ----------      ----------      ----------       ----------
TOTAL OPERATING EXPENSES                    42,844           5,318          19,967           2,742           54,644
                                        ----------      ----------      ----------      ----------       ----------

LOSS FROM OPERATIONS                       (42,844)         (5,318)        (19,967)         (2,742)         (54,644)

OTHER INCOME
  Loss on abandonment of investments        (1,500)             --          (1,500)             --           (1,500)
                                        ----------      ----------      ----------      ----------       ----------
LOSS BEFORE PROVISION
 FOR INCOME TAXES                          (44,344)         (5,318)        (21,467)         (2,742)         (56,144)

PROVISION FOR INCOME TAXES                      --              --              --              --               --
                                        ----------      ----------      ----------      ----------       ----------

NET LOSS                                   (44,344)         (5,318)        (21,467)         (2,742)         (56,144)

OTHER COMPREHENSIVE INCOME                      --              --              --              --               --
                                        ----------      ----------      ----------      ----------       ----------

COMPREHENSIVE LOSS                      $  (44,344)     $   (5,318)     $  (21,467)     $   (2,742)      $  (56,144)
                                        ==========      ==========      ==========      ==========       ==========
Netloss per weighted- average share
 of common stock outstanding,
 calculated on Net Loss - basic and
 fully diluted                          $    (0.01)            nil             nil             nil       $    (0.01)
                                        ==========      ==========      ==========      ==========       ==========
Weighted-average number of shares
 of common stock outstanding             8,202,491       9,440,000       7,723,261       9,440,000        5,739,492
                                        ==========      ==========      ==========      ==========       ==========

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

                            PALOMAR ENTERPRISES, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                Nine months ended September 30, 2002 and 2001 and
   Period from March 10, 1999 (date of inception) through September 30, 2002

                                   (UNAUDITED)

                                                                                               Period from
                                                                                              March 10, 1999
                                                       Nine months         Nine months     (date of inception)
                                                          ended               ended             through
                                                       September 30,       September 30,      September 30,
                                                           2002                2001               2002
                                                       -------------       -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                               $ (44,344)          $  (5,318)          $ (56,144)
  Adjustments to reconcile net loss to net cash
   provided by operating activities
    Depreciation                                               --                  --                  --
    Common stock issued for services                           --                  --               6,000
    Loss on abandonment of investments                      1,500                  --               1,500
    (Increase) Decrease in
      Prepaid expenses                                     (3,269)                 --              (3,269)
      Security deposits                                    (2,423)                 --              (2,423)
    Increase (Decrease) in
      Accounts payable - trade                              1,778                  --               1,778
      Accrued payroll and related expenses                  4,193                  --               4,193
                                                        ---------           ---------           ---------
NET CASH USED IN OPERATING ACTIVITIES                     (42,565)             (5,318)            (48,365)
                                                        ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Cash advances to officers and affiliated entities      (26,492)                 --             (26,492)
   Repayments of cash advances to
     officers and affiliated entities                       9,000                  --               9,000
   Cash paid for investments in other companies            (3,800)                 --              (3,800)
                                                        ---------           ---------           ---------
NET CASH USED IN INVESTING ACTIVITIES                     (21,292)                 --             (21,292)
                                                        ---------           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sales of common stock                    106,500                  --             112,300
   Cash paid to acquire equity                             (5,400)                 --              (5,400)
   Cash used to purchase treasury stock                   (32,670)                 --             (32,670)
   Cash received from sale of treasury stock                4,195                  --               4,195
                                                        ---------           ---------           ---------
NET CASH USED IN FINANCING ACTIVITIES                      72,625                  --              78,425
                                                        ---------           ---------           ---------

INCREASE (DECREASE) IN CASH                                 8,768              (5,318)              8,768
Cash at beginning of period                                    --               5,494                  --
                                                        ---------           ---------           ---------

CASH AT END OF PERIOD                                   $   8,768           $     176           $   8,768
                                                        =========           =========           =========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND
INCOME TAXES PAID
  Interest paid for the period                          $      --           $      --           $      --
                                                        =========           =========           =========
  Income taxes paid for the period                      $      --           $      --           $      --
                                                        =========           =========           =========

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

In November 2001, the Company abandoned the initial business plan and adopted one whereby the Company will obtain non-performing debt owed by debtors which allegedly cannot be located from unrelated third-party financial institutions. The Company anticipates using the services of various debtor location organizations to aid in the collection of the acquired debt. During the quarter ended September 30, 2002, the Company has been unsuccessful with this business plan and is in the process of evaluating and acquiring various interests in other operating entities.

NOTE B - PREPARATION OF FINANCIAL STATEMENTS

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has adopted a year-end of December 31.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2001. The information presented within these interim financial statements may not include all disclosures required by accounting principles generally accepted in the United States of America and the users of financial information provided for interim periods should refer to the annual financial iand footnotes when reviewing the interim financial results presented herein.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

                            PALOMAR ENTERPRISES, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE C - GOING CONCERN UNCERTAINTY

Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $60,000.

Further, the Company has abandoned its initial business plan and a successor business plan to support future operations. During the third quarter of 2002, the Company made nominal investments in other companies to either acquire the entity in question or to have the rights to a portion of the investee company's future revenue streams.
At this point in time, the ultimate success of these investments is uncertain.

The Company is fully dependent upon the available cash on hand and either future sales of securities or upon its current management and/or advances or loans from controlling shareholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity during the development phase.

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

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. CASH AND CASH EQUIVALENTS

   The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2. INVESTMENTS IN OTHER COMPANIES

   Non-equity investments in other companies are carried at historical cost and evaluated quarterly for permanent impairments to carrying value in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". Any permanent impairment, if any, is charged to operations in the quarter in which the determination of impairment is made.

   At September 30, 2002, all equity investments in other companies are classified as "held-to-maturity". The Company evaluates the carrying value of all marketable securities classified as "held-to-maturity" or "othe investments that do not have a readily determinable fair value" on a quarterly basis in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". Any permanent impairment, if any, is charged to operations in the quarter in which the determination of impairment is made.

                            PALOMAR ENTERPRISES, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

3. ORGANIZATION COSTS

   The Company has adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" whereby all organization and initial costs incurred with the incorporation and initial capitalization of the Company were charged to operations as incurred.

4. RESEARCH AND DEVELOPMENT EXPENSES

   Research and development expenses are charged to operations as incurred.

5. ADVERTISING EXPENSES

   Advertising and marketing expenses are charged to operations as incurred.

6. INCOME TAXES

   The Company utilizes the asset and liability method of accounting for income taxes. At September 30, 2002 and 2001, the deferred tax asset and deferred tax liability accounts, as recorded when material, are ethe result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

   As of September 30, 2002 and 2001, respectively, the deferred tax asset is related solely to the Cnet operating loss carryforward and is fully reserved.

7. EARNINGS (LOSS) PER SHARE

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2002, the Company's outstanding warrants are considered anti-dilutive due to the Company's net operating loss position. At September 30, 2002, the Company had no warrants and/or options outstanding.

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company's earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

                            PALOMAR ENTERPRISES, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to financial risk, if any.

NOTE F - ADVANCES DUE FROM OFFICERS AND AFFILIATED ENTITIES

Through September 30, 2002, the Company has advanced a net approximately $16,992 to various affiliated entities and former corporate officers as follows:

         Entity                 Advances    Repayments     Write-offs    Net due
         ------                 --------    ----------     ----------    -------
Energy River Corporation         $13,982      $(5,000)      $    --      $ 8,982
FutureCarz, Inc./Edward Heisler    7,500           --            --        7,500
Terry Neild                        4,000       (4,000)           --           --
Investment Regency Group             510           --            --          510
Hunt 1, Inc.                         500           --           500           --
                                 -------      -------       -------      -------

     Totals                      $27,549      $(9,000)      $   500      $16,992
                                 =======      =======       =======      =======

These advances are non-interest bearing and repayable upon demand.

NOTE G - INVESTMENTS IN OTHER COMPANIES

Investments in other companies consists of the following at September 30, 2002 and 2001:

                                    Carrying value at          Carrying value at
                                      September 30,              September 30,
     Investee company                     2002                       2001
     ----------------               -----------------          -----------------
Non-equity investments
   Monterey Venture Group, LLC           $2,800                    $    --
                                         ======                    =======

MONTEREY VENTURE GROUP, LLC

Monterey Venture Group, LLC, dba Just Buy It Today.com, LLC is in the business of selling, via the internet, prototypes of products which have not yet been mass-produced and, therefore, are not readily available for sale through traditional retail channels. Current products in the Monterey Venture Group, LLC's portfolio include mobile game systems, mosquito repellent, burn spray and foot cleaner for diabetics. The Company is obligated to make a $4,000 non-equity working capital investment, of which $2,800 has been made as of September 30, 2002.

In exchange for this investment, the Company is entitled to the following:

     Contract Year One (ending July 18, 2003): 25% of Monterey Venture Group, LLC's gross sales, as calculated on the accrual method of accounting by an independent accountant and remitted to the Company no later than August 18. 2003.

                            PALOMAR ENTERPRISES, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE G - INVESTMENTS IN OTHER COMPANIES - CONTINUED

MONTEREY VENTURE GROUP, LLC - CONTINUED

     Contract Year Two (ending July 18, 2004): 25% of Monterey Venture Group, LLC's gross sales, as calculated on the accrual method of accounting by an independent accountant and remitted to the Company no later than August 18, 2004. However, if Monterey Venture Group, LLC's gross sales in year one equal or exceed $500,000, then the Company's percentage for Year Two will be lowered to 15%.

     Contract Year Three (ending July 18, 2005): 25% of Monterey Venture Group, LLC's gross sales, as calculated on the accrual method of accounting by an independent accountant and remitted to the Company no later than August 18, 2005. However, if Monterey Venture Group, LLC's gross sales in either year one or two equal or exceed $500,000, then the Company's percentage for Year Three will be lowered to 5%.

If Monterey Venture Group, LLC's realizes three consecutive years of gross sales equaling or exceeding $500,000 per year, Monterey Venture Group, LLC will have the right to buy the Company's investment at the fair market value as determined by an independent appraiser.

In the event that Monterey Venture Group, LLC does not realize gross sales of $500,000 for three consecutive years, the Company will continue to receive 25% of Monterey Venture Group, LLC's gross sales annually until this benchmark is reached.

NATIONAL MENDING CORP.

National Mending Corp. is in the business of cleaning up consumer credit reports for a fee. The Company is obligated to make a $5,000 investment, of which $1,000 was made as of September 30, 2002.

In exchange for this investment, the Company is entitled to receive 25% of the net profit of National Mending Corp., paid quarterly, for a period of three (3) years from October 5, 2002. National Mending Corp. has the option to terminate the relationship at any time after the third anniversary date for no more than three (3) times the initial investment by the Company in National Mending Corp.

National Mending Corp. and the Company share offices. Accordingly, this agreement requires the Company to furnish National Mending Corp. will all office equipment and support, as necessary. Further, the Company has the right to invoice National Mending Corp. for all direct out-of-pocket expenses incurred by the Company outside of "reasonable and ordinary" office expenses.

National Mending Corp. has the right to terminate this agreement upon 15 days written notice to the Company after the third anniversary of this agreement (October 5, 2005) and the Company is entitled to receive 25% of the net profits of National Mending Corp. up to the effective date of termination. The Company has the right to terminate the agreement upon 15 days written notice at such time that the Company determines this agreement to no longer be a cost effective venture.

On November 8, 2002, the Company issued a notice to terminate this agreement, effective November 23, 2002. The Company recognized a loss of $1,000 on the abandonment of this investment.

                            PALOMAR ENTERPRISES, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE G - INVESTMENTS IN OTHER COMPANIES - CONTINUED

HUNT 1, INC.

On September 9. 2002, the Company executed a "Definitive (sic) Agreement between Hunt 1, Inc. (DBA; Executive Associates") International and Shareholders of Palomar Enterprises, Inc., A Nevada Public Corporation.

This agreement requires the Company to issue 100,000 shares of restricted, unregistered common stock for 100% of the issued and outstanding common stock of Hunt 1, Inc. and to place in escrow $50,000 cash to be used for operating expenses of Hunt 1, Inc. As of September 30, 2002, the Company has issued the 100,000 shares of restricted, unregistered common stock and has not fulfilled the requirement to raise the $50,000 in working capital.

On November 8, 2002, the Company rescinded this transaction and cancelled the 100,000 shares of stock issued on September 9, 2002. The Company recognized a loss of $500 as of September 30, 2002 as a result of rescinding this agreement.

NOTE H - INCOME TAXES

The components of income tax (benefit) expense for the nine months ended September 30, 2002 and 2001 afor the period from March 10, 1999 (date of inception) through September 30, 2002, respectively, are as follows:

                                                               Period from
                                                              March 10, 1999
                          Nine months        Nine months    (date of inception)
                             ended              ended             through
                          September 30,      September 30,     September 30,
                              2002               2001              2002
                          -------------      -------------     -------------
     Federal:
       Current               $    --           $    --           $    --
       Deferred                   --                --                --
                             -------           -------           -------
                                  --                --                --
                             -------           -------           -------
     State:
       Current                    --                --                --
       Deferred                   --                --                --
                             -------           -------           -------
                                  --                --                --
                             -------           -------           -------

       Total                 $    --           $    --           $    --
                             =======           =======           =======

                            PALOMAR ENTERPRISES, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE H - INCOME TAXES - CONTINUED

As of September 30, 2002, the Company has a net operating loss carryforward of approximately $60,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2015. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual cof allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the nine months ended September 30, 2002 and 2001 and fthe period from March 10, 1999 (date of inception) through June 30, 2002, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                                                 Period from
                                                                                                March 10, 1999
                                                            Nine months        Nine months    (date of inception)
                                                               ended              ended             through
                                                            September 30,      September 30,     September 30,
                                                                2002               2001              2002
                                                            -------------      -------------     -------------
Statutory rate applied to loss before income taxes           $(16,400)          $ (1,800)          $(20,400)
Increase (decrease) in income taxes resulting from:
  State income taxes                                               --                 --                 --
  Other, including reserve for deferred tax asset              16,400              1,800             20,400
                                                             --------           --------           --------

      Income tax expense                                     $     --           $     --           $     --
                                                             ========           ========           ========

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of September 30, 2002 and 2001, respectively:

                                               September 30,      September 30,
                                                  2002               2001
                                               -------------      -------------
Deferred tax assets
  Net operating loss carryforwards              $ 20,400            $  4,000
  Less valuation allowance                       (20,400)             (4,000)
                                                --------            --------

Net Deferred Tax Asset                          $     --            $     --
                                                ========            ========

During the nine months ended September 30, 2002 and 2001, the reserve for the deferred current tax asset increased by approximately $16,400 and $1,800, respectively.

                            PALOMAR ENTERPRISES, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE I - CAPITAL STOCK TRANSACTIONS

On April 11, 2002, a founding shareholder of the Company surrendered and cancelled 2,400,000 shares of common stock to the Company for no consideration. The effect of this action was to reallocate the par value of the surrendered shares to additional paid-in capital.

On May 15, 2002, the Company issued a Private Placement Memorandum to offer to accredited investors up to 2,500,000 Units at a price of $0.10 per Unit. Each unit shall consist of one (1) share of restricted, unregistered common stock and a warrant to purchase an additional share of common stock at a price of $1.00 per share. In May and June 2002, pursuant to a Private Placement Memorandum dated May 15, 2002, the Company sold an aggregate 550,000 shares of restricted, unregistered common stock at a price of $0.10 per share for gross proceeds of $55,000. This Private Placement Memorandum expired on July 31, 2002.

On August 1, 2002, the Company issued a Private Placement Memorandum to offer accredited investors up to 20 Units at a price of $10,000 per Unit. Each unit shall consist of 100,000 shares of restricted, unregistered common stock and a 100,000 warrants to purchase an additional share of common stock at a price of $1.00 per share. This Private Placement Memorandum expired on October 31, 2002. The Company sold one (1) unit as prescribed by the terms and conditions of this Private Placement Memorandum and sold approximately eight (8) partial units. These transactions caused the issuance of an aggregate 515,000 shares of unregistered, common stock to be sold at $0.10 per share for gross proceeds of $51,500 and the issuance of warrants to purchase up to an additional 515,000 shares of restricted, unregistered common stock at a price of $1.00.

On September 9. 2002, the Company issued 100,000 shares of restricted, unregistered common stock to acquire 100.0% of the issued and outstanding common stock of Hunt 1, Inc., pursuant to an agreement, previously discussed in these footnotes. The full consideration required in this agreement has not been fulfilled as of September 30, 2002. This transaction was valued at $4,500, which approximates the discounted "fair value" of the Company's common stock, based upon the quoted closing price of the Company's equity securities, on tdate of this transaction.

Further, the Company's two Private Placement Memorandums were issued outside of the U. S. Securities and Exchange Commission's 60-day safe harbor for the utilization of various exemptions from registration under the Securities Act of 1933. Accordingly, the Company may be required to prepare and file a registration statement on either Form S-1 or SB-2 to cover the shares of common stock sold under the May 15, 2002 and August 1, 2002 Private Placement Memorandums.

NOTE J- TREASURY STOCK

The Company, utilizing the brokerage account of an entity affiliated through common officers and a brokerage account in the Company's name traded in the equity securities of the Company on the open market. The Company executed the following transactions:

     August 28, 2002 - Purchased 140,000 shares at a total net cost of approximately $14,705; August 28, 2002 - Purchased 150,000 shares at a total net cost of approximately $14,180; September 12, 2002 - Sold 50,000 shares for total net proceeds of approximately $5,252; and September 17, 2002 - Purchased 40,000 shares at a total net cost of approximately $3,785.

                            PALOMAR ENTERPRISES, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE J - TREASURY STOCK - CONTINUED

The Company utilizes the specific identification method for all purchases and sales, using the first-in, first-out method. There was no gain or loss recognition on any transaction and the difference between the net cost and/or proceeds on the transactions utilizing the affiliated entity's brokerage account is accounted for as a net receivable from the affiliated entity in the accompanying financial statements. The Company realized a loss of approximately $1,057 on the September 12 sale transaction. All net gains or losses on the sale of treasury stock is reflected as an adjustment to additional paid-in capital.

NOTE K - STOCK WARRANTS

In May and June 2002, in connection with the sale of Units pursuant to a Private Placement Memorandum, dated May 15, 2002, the Company issued stock warrants
(5/15/02 Warrants) to the purchasers of 550,000 shares of common stock to purchase up to an additional 550,000 shares of restricted, unregistered common stock at a price of $1.00 per share.

In August and September 2002, in connection with the sale of Units pursuant to a Private Placement Memorandum, dated August 1, 2002, the Company issued stock warrants (8/1/02 Warrants) to the purchasers of 515,000 shares of common stock to purchase up to an additional 515,000 shares of restricted, unregistered common stock at a price of $1.00 per share.

                                                  Warrants
                                  Warrants      outstanding at
                                 originally      September 30,
                                   issued           2002         Exercise price
                                   ------           ----         --------------
5/15/02 Warrants                   550,000         550,000       $1.00 per share
8/1/02 Warrants                    515,000         515,000       $1.00 per share
                                 ---------       ---------

Totals at September 30, 2002     1,015,000       1,015,000
                                 =========       =========

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

Palomar initially intended to enter the aircraft inspection and repair business. According to research conducted by Industrial Maintenance & Plant Operation, aircraft maintenance has shifted in focus from overhaul to inspection and repair. Successful aircraft maintenance is a combination of strict scheduling, meticulous documentation, preventative and predictive measures and adherence to FAA regulations. Maintenance programs for new aircraft are developed along with Reliability Centered Maintenance (RCM) plans. RCM is based upon the probability that an item will survive without failure to a specific operating age, under specified operating conditions and ua strict maintenance schedule. Predictive maintenance techniques provide valuable insight into an airplanes l term health and preventative activities keep it safe and reliable.

During prior periods, we completed the process of registering our securities with the Securities and Exchange Commission in order to make our financial information equally available to investors or other interested parties.
We obtained a listing for public trading of our stock on the Over the Counter Electronic Bulletin Board and began to seek capital of $2,000,000 through the sale of common stock in a private placement. We received our initial funding of $5,800 through the sale of common stock to investors from the period of approximately August 1, 2000 until September 30, 2000. We offered and sold 58,000 common stock shares at $0.10 per share to non-affili private investors.

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

On December 5, 2001, we issued an aggregate 3,000,000 shares to Mr. MacBride (2,000,000 shares) and Mr. Arneson (1,000,000 shares) in escrow in anticipation of a business combination transaction with a newly- corporation, Regency Horizon Corporation. Regency Horizon Corporation, wholly-owned by MacBride and Arneson, was formed to create funding to acquire a portfolio of non-performing debt of previously non-locat debtors from unrelated financial institutions at a discounted amount. Regency Horizon intended to build its portfolio of acquired debt, and through managing collections, return exceptional profits on a proportionally small capital investment. Regency Horizon also had an agreement to utilize the services of People Locator, Inc., a debtor information provider for non-locatable debtors controlled by MacBride. On February 6, 2002, we filed a Current Report on Form 8-K to report this information.

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

As a result of the April 15, 2002 events, Anthony Wiser resigned as a member of our Board of Directors and as a corporate officer. Terry W. Neild was appointed as our sole officer and member of the Board of Directors. Concurrent with Mr. Wiser's resignation, he surrendered 2,400,000 shares of common stock owned by him to the Company for no consideration. The effect of this action was to reallocate the par value of the surrendered shares to additional paid-in capital.

We then planned to continue with the business plan of acquiring non-performing debt from financial institutions and use the services of various debtor location services to attempt collection of these purchased amounts.

On July 10, 2002, the Company filed a Current Report on Form 8-K announcing the resignation of Terry Neild as President and Director and the appointment of Jeffery Halbirt as President and CEO and Kim Moore as Vice President.

Since July 10, 2002, the Company has been evaluating various investment and acquisition opportunities for the Company. We intend to remain in compliance with the various reporting requirements of the Securities Exchange Act of 1934 and to seek to complete a business acquisition transaction.

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

(3) RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

The Company had no operating revenue during the respective nine month periods ended September 30, 2002 and 2001 and for the period from March 10, 1999 (date of inception) through September 30, 2002, respectively.

General and administrative expenses for the nine month periods ended September 30, 2002 and 2001 were approximately $44,000 and $5,300, respectively. Net loss for these periods was approximately $(44,000) and $(5,300). Earnings per share for the nine months ended September 30, 2002 and 2001, was approximately $(0.01) and nil for each respective period. Included in operating expenses for the three months ended June 30, 2002 is $10,000 paid to an entity controlled by a member of the Company's Board of Directors for office rent.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company begins meaningful operations.

At September 30, 2002 and 2001, respectively, the Company had working capital of approximately $23,000 and $2,900.

Through September 30, 2002, the Company has advanced a net approximately $16,992 to various affiliated entities and former corporate officers as follows:

         Entity                  Advances    Repayments    Write-offs    Net due
         ------                  --------    ----------    ----------    -------
Energy River Corporation         $13,982      $(5,000)      $    --      $ 8,982
FutureCarz, Inc./Edward Heisler    7,500           --            --        7,500
Terry Neild                        4,000       (4,000)           --           --
Investment Regency Group             510           --            --          510
Hunt 1, Inc.                         500           --           500           --
                                 -------      -------       -------      -------

     Totals                      $27,549      $(9,000)      $   500      $16,992
                                 =======      =======       =======      =======

These advances are non-interest bearing and repayable upon demand.

In September 2002, the Company advanced approximately $2,800 to Monterey Venture Group, LLC, dba Just Buy It Today.com, LLC.

Monterey Venture Group, LLC, dba Just Buy It Today.com, LLC is in the business of selling, via the internet, prototypes of products which have not yet been mass-produced and, therefore, are not readily available for sale through traditional retail channels. Current products in the Monterey Venture Group, LLC's portfolio include mobile game systems, mosquito repellent, burn spray and foot cleaner for diabetics. The Company is obligated to make a $4,000 non-equity working capital investment, of which $2,800 has been made as of September 30, 2002.

In exchange for this investment, the Company is entitled to the following:

     Contract Year One (ending July 18, 2003): 25% of Monterey Venture Group, LLC's gross sales, as calculated on the accrual method of accounting by an independent accountant and remitted to the Company no later than August 18. 2003. Contract Year Two (ending July 18, 2004): 25% of Monterey Venture Group, LLC's gross sales, as calculated on the accrual method of accounting by an independent accountant and remitted to the Company no later than August 18, 2004. However, if Monterey Venture Group, LLC's gross sales in year one equal or exceed $500,000, then the Company's percentage for Year Two will be lowered to 15%. Contract Year Three (ending July 18, 2005): 25% of Monterey Venture Group, LLC's gross sales, as calculated on the accrual method of accounting by an independent accountant and remitted to the Company no later than August 18, 2005. However, if Monterey Venture Group, LLC's gross sales in either year one or two equal or exceed $500,000, then the Company's percentage for Year Three will be lowered to 5%.

If Monterey Venture Group, LLC's realizes three consecutive years of gross sales equaling or exceeding $500,000 per year, Monterey Venture Group, LLC will have the right to buy the Company's investment at the fair market value as determined by an independent appraiser.

In the event that Monterey Venture Group, LLC does not realize gross sales of $500,000 for three consecutive years, the Company will continue to receive 25% of Monterey Venture Group, LLC's gross sales annually until this benchmark is reached.

In September 2002, the Company advanced $1,000 to National Mending Corp. in anticipation of an ongoing investment. On November 8, 2002, the Company issued a notice to terminate this agreement, effective November 23, 2002. The Company recognized a loss of $1,000 on the abandonment of this investment.

On September 9, 2002, the Company executed a "Definitive (sic) Agreement between Hunt 1, Inc. (DBA; Executive Associates") International and Shareholders of Palomar Enterprises, Inc., A Nevada Public Corporation.

This agreement requires the Company to issue 100,000 shares of restricted, unregistered common stock for 100% of the issued and outstanding common stock of Hunt 1, Inc. and to place in escrow $50,000 cash to be used for operating expenses of Hunt 1, Inc. As of September 30, 2002, the Company has issued the 100,000 shares of restricted, unregistered common stock and advanced $500 of the required $50,000 in working capital. On November 8, 2002, the Company rescinded this transaction and cancelled the 100,000 shares of stock issued on September 9, 2002. The Company recognized a loss of $500 as of September 30, 2002 as a result of rescinding this agreement and reflects the complete rescission of this transaction as if it had occurred at September 30, 2002.

The Company did not, and has not to date, filed a Current Report on Form 8-K to disclose and/or discuss the respective transactions with Monterey Venture Group, LLC, National Mending Corp. or Hunt 1, Inc., respectively.

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

The current management group may also seek, investigate and, if warranted, acquire an interest in one or more business opportunities or ventures. As of the date hereof, the Company has no operating assets and has no business opportunities or ventures under contemplation for acquisition but proposes to investigate potential opportunities in the form of investors or entrepreneurs with a concept which has not yet been placed in operation, or in the form of firms which are developing companies in need of limited additional funds for expansion into new products or services, and which are seeking to develop a new product or service. The Company may also sout established businesses which may be experiencing financial or operational difficulties and are in need of the limited additional capital the Company could provide. The Company anticipates that it will seek to merge with an existing business. After the merger, the surviving entity will be the Company; however, management from the acquired entity will in all likelihood operate the Company. There is, however, a remote possibility that the Company may seek to acquire and operate an ongoing business, in which case the existing management might be retained. Due to the absence of capital available for investment by the Company, the types of businesses seeking to be acquired by the Company will no doubt be smaller and higher risks of businesses. In all likelihood, a business opportunity will involve the acquisition of or merger with a corporation which does not need additional cash but which desires to establish a public trading market for its Common Stock. Accordingly, the Company's ability to acquire any business of substance may be extremely limited.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     None

ITEM 2 - CHANGES IN SECURITIES

On April 11, 2002, a founding shareholder of the Company, Anthony Wiser, surrendered and cancelled 2,400,000 shares of common stock to the Company for no consideration. The effect of this action was to reallocate the par value of the surrendered shares to additional paid-in capital.

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

The May 15, 2002 Private Placement Memorandum expired on July 31, 2002.

On August 1, 2002, the Company issued a Private Placement Memorandum to offer to accredited investors up to 20 Units at a price of $10,000 per Unit. Each Unit shall consist of 100,000 shares of restricted, unregistered common stock and 100,000 warrants to purchase an additional share at a price of $1.00 per share. This Private Placement Memorandum expired on October 31, 2002.

During August and September 2002, sold one (1) unit as prescribed by the terms and conditions of this Private Placement Memorandum and sold approximately eight
(8) partial units. These transactions caused the issuance of an aggregate 515,000 shares of unregistered, common stock to be sold at $0.10 per share for gross proceeds of $51,500 and the issuance of warrants to purchase up to an additional 515,000 shares of restricted, unregistered common stock at a price of $1.00. The respective transactions are as follows:

August 26, 2002         Laugin Enterprises              100,000         $10,000
August 28, 2002         Gary Brennan                     75,000           7,500
August 28, 2002         Mark/Kimberly Brennan            50,000           5,000
September 3, 2002       Gerard Keehan                    50,000           5,000
September 10, 2002      Anthony Reich                    50,000           5,000
September 17, 2002      Jennifer Halbirt                 50,000           5,000
September 17, 2002      Tiffany Vasquez                  40,000           4,000
September 24, 2002      Connie Sieracki                  50,000           5,000
September 24, 2002      Reginald Schmidt                 50,000           5,000
                                                        -------         -------
    Total proceeds                                      515,000          51,500
                                                         =======
    Sales commissions                                                    (5,400)
                                                                        -------
    Net proceeds                                                        $46,100
                                                                        =======

Jennifer Halbirt is the daughter of the Company's President and CEO, Jeffery Halbirt.

The Company notes that only the initial transaction dated August 26, 2002 was in compliance with the terms and conditions related to the Unit definition contained in the August 1, 2002 Private Placement Memorandum.

Further, the Company's two Private Placement Memorandums were issued outside of the U. S. Securities and Exchange Commission's 60-day safe harbor for the utilization of various exemptions from registration under the Securities Act of 1933. Accordingly, the Company may be required to prepare and file a registration statement on either Form S-1 or SB-2 to cover the shares of common stock sold under the May 15, 2002 and August 1, 2002 Private Placement Memorandums.

On September 9, 2002, the Company issued 100,000 shares of restricted, unregistered common stock to W.R. "Ted" Hunt to acquire 100.0% of the issued and outstanding common stock of Hunt 1, Inc., pursuant to a "Definitive (sic) Agreement between Hunt 1, Inc. (DBA; Executive Associates") International and Shareholders of Palomar Enterprises, Inc., A Nevada Public Corporation.

This agreement requires the Company to issue 100,000 shares of restricted, unregistered common stock for 100% of the issued and outstanding common stock of Hunt 1, Inc. and to place in escrow $50,000 cash to be used for operating expenses of Hunt 1, Inc. As of September 30, 2002, the Company has issued the 100,000 shares of restricted, unregistered common stock and has not fulfilled the requirement to raise the $50,000 in working capital.

On November 8, 2002, the Company rescinded this transaction and cancelled the 100,000 shares of stock issued on September 9, 2002. The Company recognized a loss of $500 as of September 30, 2002 as a result of rescinding this agreement.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

The Company did not, and has not to date, filed a Current Report on Form 8-K to disclose and/or discuss the respective transactions with Monterey Venture Group, LLC, National Mending Corp. or Hunt 1, Inc., respectively.

Without benefit of legal counsel consultation or discussions with the Company's independent auditors, management of the Company, utilizing the brokerage account of Investment Regency Group, Inc., an entity affiliated through common officers, and a brokerage account in the Company's name traded in the equity securities of the Company on the open market. The Company executed the following transactions:

     August 28, 2002 - Purchased 140,000 shares at a total net cost of approximately $14,705;
     August 28, 2002 - Purchased 150,000 shares at a total net cost of approximately $14,180;
     September 12, 2002 - Sold 50,000 shares for total net proceeds of approximately $4,195; and
     September 17, 2002 - Purchased 40,000 shares at a total net cost of approximately $3,785.

These transactions were not approved by an action of the Company's Board of Directors. Further, management of the Company has not filed a Current Report on Form 8-K to disclose the Board of Director's intentions for the Company to trade in it's own equity securities on the open market.

The Company, upon advise of a representative of it's stock brokerage house, filed a Form 4 reporting the acquisition of these shares. However, the Company is obligated to file a Form 3 within 48 hours of each acquisition transaction and a Form 4 within each sale transaction. The Company is delinquent in these reporting requirements as required by Sarbanes-Oxley Act of 2002, effective July 30, 2002.

The Company utilizes the specific identification method for all purchases and sales, using the first-in, first-out method.

The Company realized a loss of approximately $1,057 on the September 12 sale transaction. All net gor losses on the sale of treasury stock is reflected as an adjustment to additional paid-in capital. There was no gain or loss recognition on any transaction in the Company's Statement of Operations and Comprehensive Loss. The difference between the net cost and/or proceeds on the transactions utilizing Investment Regency Group, Inc.'s brokerage account and the actual cash expended or received by the Company is accounted for as a net receivable or payable to or from Investment Regency Group, Inc. in the accompanying financial statements.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

       99.1 Certification Pursuant to 18 USC, Section 1330, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   (b) Reports on Form 8-K

       July 10, 2002 Announcing changes in management and surrender of 2,400,000 shares of stock by Anthony Wiser, a founding shareholder.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PALOMAR ENTERPRISES, INC.

Dated: November 8, 2002                    By: /s/ Jeffery Halbirt
       ----------------                       ----------------------------------
                                              Jeffery Halbirt
                                              President, Chief Executive Officer
                                              and Chief Accounting Officer