Form 10KSB
period 2002-12-31
PALOMAR ENTERPRISES INC
filed 2003-04-15
CIK 1082822

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB


(Mark one)

[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

    For the fiscal year ended December 31, 2002

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


                 7898 E Acoma Dr. Suite 102, Scottsdale AZ 85260
                    (Address of principal executive offices)


                                 (480) 951-2300
                           (Issuer's telephone number)

      Securities registered under Section 12 (b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock $0.001 par value

Check whether the issuer has (1) filed all reports required to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for the fiscal year ended December 31, 2002, was $0.

As of April 15, 2002, there were 10,217,857 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes [ ] No [X]

                            PALOMAR ENTERPRISES, INC.
                                TABLE OF CONTENTS



                                                                     Page Number
                                                                     -----------
PART I

Item 1 -  Description of Business                                            1
Item 2 -  Description of Property                                            3
Item 3 -  Legal Proceedings                                                  3
Item 4 -  Submission of Matters to a Vote of Security Holders                3

PART II

Item 5 -  Market for Company's Common Stock and Related Stockholders
          Matters                                                            5
Item 6 -  Management's Discussion and Analysis or Plan of Operation          6
Item 7 -  Index to Financial Statements                                      7
Item 8 -  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures                                          7

PART III

Item 9 -  Officers and Directors                                             7
Item 10 - Executive Compensation                                             8
Item 11 - Security Ownership of Certain Beneficial Owners And Management     9
Item 12 - Certain Relationships and Related Transactions                     9
Item 13 - Exhibits and Reports on 8-K                                       10
Item 14 - Controls and Procedures                                           10

SIGNATURES                                                                  11

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

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Palomar Enterprises, Inc. (Company) was incorporated on March 10, 1999 in the State of Nevada. The Company has had no substantial operations or substantial assets since inception. The Company was initially formed for the purpose of developing an aircraft service company for private aircraft owners that would offer on-site preventative maintenance and repair services.

In November 2001, the Company abandoned its initial business plan and adopted one whereby the Company would seek to obtain non-performing debt owed by debtors which allegedly could not be located by unrelated third-party financial institutions. The Company anticipated using the services of various debtor location organizations to aid in the collection of the acquired debt.

When we abandoned the aircraft inspection and repair business, Terry Westergard and Anthony J. Wiser each resigned as officers and directors of our Company.

On December 5, 2001, we issued an aggregate of 3,000,000 shares to two individuals pursuant to Section 4(2) of the Securities Act of 1933, as amended, in escrow in anticipation of a business combination transaction with a newly-formed corporation, Regency Horizon Corporation. Regency Horizon Corporation, wholly-owned by the two individuals, was formed to create funding to acquire a portfolio of non-performing debt of previously non-locatable debtors from unrelated financial institutions at a discounted amount. Regency Horizon intended to build its portfolio of acquired debt, and through managing collections, return profits. Regency Horizon also had an agreement to utilize the services of People Locator, Inc., a debtor information provider for non-locatable debtors controlled by one of the individuals who owned Regency Horizon Corporation. On February 6, 2002, the Company filed a Current Report on Form 8-K to report this information.

On April 15, 2002, we filed a Current Report on Form 8-K to disclose that the proposed business combination transaction with Regency Horizon Corporation was abandoned by mutual consent of all parties and the 3,000,000 shares issued in escrow to the two individuals who owned Regency in anticipation of the business combination transaction were returned to the Company and cancelled.

As a result of the April 15, 2002 events, Anthony Wiser resigned as a member of our Board of Directors and as a corporate officer. Terry W. Neild was appointed as our sole officer and member of the Board of Directors.

On May 1, 2002 Palomar announced it signed a Letter of Intent to purchase all the outstanding shares of ATC Technology Corporation. ATC Technology, located in Tempe Arizona, is the manufacturer of Videogo and Gamego products. Palomar failed to meet the terms of the Letter of Intent and it was cancelled.

On July 10, 2002 Terry W. Neild resigned as President and Director of Palomar Enterprises, Inc. Jeffery Halbirt was appointed as President and CEO and Kim Moore was appointed Vice President and to the Board of Directors.

The stock owned by Terry Westergard in the amount of 2.4 million shares was returned to the Company and cancelled. Anthony J. Wiser's 2.4 million shares were transferred to six other individuals pursuant to Section 4(1) of the Securities Act of 1933, as amended, in private transactions.

On November 20, 2002 Palomar purchased 290,000 shares of its own common stock in the open market for $32,000 in cash.

On February 10, 2003 Palomar Enterprises announced the decision by its Board of Directors to enter into the nutraceutical industry. The nutritional market is a highly fragmented market which has many diverse individuals and companies selling a variety of products. Man has used nutrients, minerals and herbs for centuries to help heal or cure ailments. The United States Market for nutritional supplements is highly fragmented and historically has grown rapidly, generating $9.0 billion in 2001 calendar year retail stores. We believe the growth was due to a number of factors, including healthier lifestyles, living longer, and living well. Adverse reactions to prescribed medicines and oversubscription of antibiotics by physicians has also contributed to a consumer backlash against traditional prescription medications. The publications of research findings support the positive health effects of certain nutritional supplements. For example, the expanding "Baby Boomer" market is evidence of the increasing demand for nutritional and supplemental products.

The Company intends to develop and market several nutraceuticals products under its own brand name. We do not intend to maintain our own manufacturing facilities but rather will contract all manufacturing and labeling to outside parties. The Company does intend to develop and maintain its product distribution process.

On March 25, 2003 the Company announced the launching of JustBuyItToday.com website, and its first product called "ArouseAll".

JustBuyitToday.com is a Company that specializes in recently developed products not yet available in retail stores. The website's products include nutraceutical supplements, medical test kits, weight control products, and other recently developed products.

JustBuyItToday.com offers newly developed products before they are available in most stores. Consumers have an opportunity to purchase and try those products and may enjoy value pricing for this limited time. The Company intends to remove products from the website once they become available in stores.

JustBuyItToday.com products will vary as the Company seeks to fulfill consumer needs, preview new and innovative products, and preview only products which are scheduled to be in the public retail market. The service is to provide the new and innovative products to JustBuyItToday.com clients first and at a value. At the same time, JustBuyItToday.com will provide the vendor the ability to market and sell a limited number of newly developed products to gauge the demand for the product without creating a huge liability via manufacturing costs or mis-pricing the products in the open market.

The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. The Company may seek companies in the nutraceuticals industry for potential acquisitions. The Company does not intend to develop its own products or allocate any resources to research and development but instead will focus on seeking to become a new distribution channel for the industry or acquire a company which has previously developed products. The Company may not have any exclusive right to market or distribute the products it purchases from various suppliers and there are numerous competitors selling similar products already via the internet.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company's principal executive office address is 7898 E Acoma Drive, Suite 102, Scottsdale, Arizona 85260. The Company's telephone number there is (480) 951-2300. The Company provides this address and telephone number and the cost associated with the use of the telephone and mailing address was deemed necessary.

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

                                    PART II

ITEM 5 - MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

As of April 15, 2002, there were10,217,857 shares of $0.001 par value common stock (the "Common Stock") of the Company outstanding and owned by approximately 36 shareholders of record, exclusive of shareholders holding their certificates in street name.

Our Certificate of Incorporation authorizes the issuance of 50,000,000 Shares of common stock, $0.001 par value per share. There is no preferred stock authorized. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock have cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefor. In the event of a liquidation, dissolution, or winding up of the company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares.

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
                                          High                  Low
                                          ----                  ---
     Third quarter 2001                   $2.75                 $1.75
     Fourth quarter 2001                  $2.526                $0.275
     First quarter 2002                   $0.43                 $0.075
     Second quarter 2002                  $0.135                $0.065
     Third quarter 2002                   $0.12                 $0.055
     Fourth quarter 2002                  $0.10                 $0.05

DIVIDEND POLICY

The Company has never paid or declared a cash dividend on its common stock. The Board of Directors does not intend to declare or pay cash dividends in the foreseeable future. It is the current policy to retain all earnings, if any, to support future growth and expansion.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2002, the Company raised $137,040 net of brokerage commissions of $9,460 through two private placements of its common stock to 14 individuals pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company issued 1,615,000 shares in these transactions at an average price of approximately $0.09 per share.

We have had no sales of unregistered securities during 2001.

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

As discussed above, the Company intends to develop and distribute numerous nutraceutical products under its own brand name. The Company intends to begin these operations on a small scale in the first and second quarters of the year ended December 31, 2003. The Company has arranged for its first product to be sold via an internet distribution outlet. The product will be listed on the web site catalog and there will be direct e-mail solicitations. The Company does not believe that it will generate significant volume solely using this distribution method but believes that it provides a good introduction for the Company's products. The Company will use outside parties to formulate new products. Third parties will also be used to manufacture and label products.

There can be no guarantees that the Company will be successful in generating sales volumes sufficient to generate profitable operations and adequate cash flow to support operations. The nutraceuticals industry is highly competitive and the introduction of new products and establishment of a distribution system are crucial to success. The Company will require additional debt or equity capital in order to successfully establish itself and to achieve recognition of products needed to attain sales volumes sufficient to support ongoing operations.

RESULTS OF OPERATIONS

We had no operating revenue during the years ended December 31, 2002 and 2001, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the years ended December 31, 2002 and 2001 were $18,461 and $5,494, respectively. This increase, $12,967, was due to our increased activities during our ramping up of operations for our new business plan and our entering the Nutraceutical market. The major components of this increase were marketing and promotion of $5,837 and office expenses of $1,692. Depreciation expense of $1,100 and telephone expenses of $5,161were the other components of our General and Administrative expenses.

FACILITIES RENT AND EXPENSES

Facilities rent and expenses were $26,652 and $0 for the years ended December 31, 2002 and 2001. During most of 2002 we were obligated, by prior management, to a lease on facilities which were too large and costly for our current operations. We have since moved to a smaller space which should be adequate until our sales increase and larger warehouse facilities are required for inventory and shipping product.

CONSULTING, LEGAL AND ACCOUNTING FEES

Our consulting, legal and accounting fees for the years ended December 31, 2002 and 2001 were $46,364 and $0. During 2002 our consulting and fees were $23,666. This amount was due to our website development as well as product development for our new line of Nutraceutical products. Legal expenses were $6,525 and accounting fees were $8,898.

PAYROLL AND RELATED EXPENSES

Our payroll and related expenses for the years ended December 31, 2002 and 2001 were $41,274 and $0. Of this amount $5,000 was for officers salaries and $34,191 was for office staff which we were obligated to by prior management. Payroll taxes were $2083 for the year ended December 31, 2002. We have since reduced our office staff and officers are not taking salaries until our sales are adequate to support our operations.

OTHER INCOME AND EXPENSES

Other expenses for the years ended December 31, 2002 and 2001 were $1,509 and $0. The current year expense represents write offs of investments.

NET INCOME/(LOSS)

The net loss for the years ended December 31, 2002 and 2001 were ($134,260) and ($5,494). Our net loss for the current year reflects increased costs related to the development of our new line of products as well as the development of our new business plan.

EARNINGS PER SHARE

Earnings(Loss) per share was ($0.01) in the year ended December 31, 2002.

WORKING CAPITAL AND CAPITAL REQUIREMENTS

Our working capital for the years ended December 31, 2002 and 2001 was $4,304 and $0.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, we have not identified any alternative sources. Consequently, there is substantial doubt about our ability to continue as a going concern.

Our need for capital may change dramatically as a result of the implementation of our current business plan or the initiation of any business acquisition or combination transaction. There can be no assurance we will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance we will be successful in consummating any acquisition on favorable terms or we will be able to profitably manage the business, product, technology or company it acquires.

As discussed above, as the Company enters the nutraceuticals business, we will require capital to maintain inventories and accounts receivable. Management has not yet formulated projections on what that amount will be. Management intends to analyze the success of its products just introduced before formulating short term sales projections needed to determine capital requirements.

The current management group may also seek, investigate and, if warranted, acquire an interest in one or more business opportunities or ventures. We may also seek out established businesses which may be experiencing financial or operational difficulties and are in need of the limited additional capital we could provide. Due to the absence of capital available for investment by us, the types of businesses seeking to be acquired by the us will no doubt be smaller and higher risks of businesses. In all likelihood, a business opportunity will involve the acquisition of or merger with a corporation which does not need additional cash but which desires to establish a public trading market for its Common Stock. Accordingly, our ability to acquire any business of substance may be extremely limited.

ITEM 7 - INDEX TO FINANCIAL STATEMENTS

The required accompanying financial statements begin on page F-1 of this document.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On March 26, 2002 we engaged Epstein, Weber and Conover as our audit firm. At that time we ended our relationship with Scott Hatfield, CPA. The change of audit firms was not due to any disagreement with our prior audit firm. We have filed our 8-K describing our change of auditing firm on April 1, 2003.

                                    PART III

ITEM 9 - OFFICERS AND DIRECTORS

The directors and executive officers serving the Company are as follows:

     Name                          Age               Position Held and Tenure
     ----                          ---               ------------------------
Jeffery Halbirt                    43                 President
Kim Moore                          55                 Vice President/Director
Ward Ceyler                        74                 Director
Victor Schaefer                    67                 Director
Brad Reckert                       44                 Director

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

BIOGRAPHICAL INFORMATION

MANAGEMENT

JEFFERY HALBIRT-PRESIDENT/CEO has over 10 years experience in development and support of over many start up companies. Attended Western International State University studying in business management and public relations.

KIM MOORE - VICE PRESIDENT-PALOMAR ENTERPRISES has over 25 years of corporate finance experience including executive positions in management and operations. He is a partner with over 10 years experience in the film production industry. Mr. Moore graduated from Southern Methodist University in Dallas, Texas with a B.A. degree in Marketing.

DIRECTORS

WARD S. CEYLER - Retired Standard Oil Company (Ohio). Education: Miami University-School of Business; University of Arizona- B.A. Business Management, Education, Economics and Geography; Arizona State University- M.A. Business Administration and Psychology; Retired Glendale Union School District & Maricopa Community College where he taught law, marketing, general business and business mathematics. Mr. Ceyler retired from teaching in 1990, when he joined Sands Chevrolet in Glendale, Arizona. Mr. Ceyler was a Customer Relations manager and Coordinator of Public Relations for Sands Motor Company.

VICTOR SCHAEFER- Mr. Schaefer's career in the automotive industry spans more than 40 years. As general manager and then owner of a Honda franchise in Tempe, Arizona. He was responsible for running the general office as well as the Parts & Service, Finance, and New and Used car departments. The Honda dealership was one of the most profitable Honda dealers in the Phoenix area. Mr. Schaefer's educational background consists of a number of years as a key Technical, and Management Training.

BRAD RECKERT- Mr. Reckert started in the contracting business in 1978 and has built projects with budgets from $250,000 to 4 million in total site developments. Presently, Mr. Reckert is involved in land acquisitions and mergers with the building industry within the Western/Northern Virginia regions, and he continues to operate a thriving paving and construction firm.

ITEM 10 - EXECUTIVE COMPENSATION

Executive compensation for the year ended December 31, 2002:

     Jeffrey Halbirt, President            $2,500.00
     Kim Moore, Vice President             $2,500.00

There was no compensation paid during the year ended December 31, 2001.

None of our current officers or directors receives any salary during the current year. We do anticipate entering into employment agreements with our officers in the near future. Directors do not receive compensation for their services as directors and are not reimbursed for expenses incurred in attending board meeting.

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

         Class                                                     % of
   Name and address                   Number of Shares        Beneficially Owned
   ----------------                   ----------------        ------------------
Jeffery Halbirt                         1,000,000                   9.8%
6859 W Paso Tr
Peoria Arizona 85383

Kim Moore                                 938,500                   9.2%

George Howard                             550,000                   5.4%

All Directors and
Executive Officers (3 person)                 -0-                  0.00%

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Through December 31, 2002, the Company has advanced $31,492 to various affiliated entities and former corporate officers. These advances were all repaid or written off as of December 31, 2002.

During the year ended the Company paid Kim Moore, an officer and director $6,985 as a consulting fee in connection with a private offering of the Company's common stock.

Also during the year ended December 31, 2002, the Company acquired for $11,000, office furnishings and equipment, and rented office space, from an entity affiliated through certain common officers and directors. At the time the entity was affiliated through its former President and Chairman, Mr. Terry Neild.

At December 31, 2002, the Company accrued amounts payable to officers of $6,049. Of that amount, $2,500 is due to Mr. Jeff Halbirt representing cash advanced to the Company to cover operating expenses. The remaining amount of $3,549 is due to Mr. Brad Reckert for expenses incurred by Mr. Reckert relating to a potential acquisition that failed to occur.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

   None

Reports on Form 8-K:

     February 6, 2002 - Announcing changes in Officers and Directors and the adoption of a new business plan.
     April 12, 2002 - Announcing changes in Officers and Directors
     July 10,2002- Announcing changes in officers and Directors
     November 20, 2002 - Purchasing of its common stock in open market January 17, 2003 - Filed Qualified Stock Option Plan
     March 27, 2003 - Registration Statement Withdrawal
     March 27, 2003 - Change In Registrant's Certifying Accountants

ITEM 14 - CONTROLS AND PROCEDURES

As required by Rule 13a-14 under the Exchange Act, within 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer. Based upon that evaluation, the Company's Chief Executive Officer concluded that the Company's controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer as appropriate, to allow timely decisions regarding disclosures.

The Company has confidence in its internal controls and procedures and has expanded its efforts to develop and improve its controls. Nevertheless, the Company's management, including the Chief Executive Officer, does not expect that the Company's disclosure procedures and controls, or its internal controls, will necessarily prevent all error or intentional fraud. An internal control system, no matter how well-conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that the Company is subject to resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all internal control issues or instances of fraud, if any, within the Company be detected.

                                   SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 14, 2003                   Palomar Enterprises, Inc.


                                        /s/ Jeffery Halbirt
                                        --------------------------
                                        Jeffery Halbirt
                                        Chairman of the Board, President and
                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

       SIGNATURE                     CAPACITY                     DATE
       ---------                     --------                     ----


/s/ Jeffery Halbirt         Chairman of the Board, President      April 14, 2003
---------------------       and Chief Executive Officer
Jeffery Halbirt

                                  CERTIFICATION

     I, Jeffery Halbirt, Chief Executive Officer and President, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Palomar Enterprises, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 14, 2003.


/s/ Jeffery Halbirt
------------------------------------
Jeffery Halbirt, Chairman, President
and Chief Executive Officer

                            PALOMAR ENTERPRISES, INC.

                           FINANCIAL STATEMENTS AS OF
                                DECEMBER 31, 2002
                        AND INDEPENDENT AUDITORS' REPORT



                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

INDEPENDENT AUDITORS' REPORT                                                 F-1

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002:

    Balance Sheet                                                            F-3

    Statement of Operations                                                  F-4

    Statement of Stockholders' Equity/(Deficit)                              F-5

    Statement of Cash Flows                                                  F-6

NOTES TO FINANCIAL STATEMENTS                                                F-7

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Palomar Enterprises, Inc.

We have audited the balance sheet of Palomar Enterprises, Inc. (a Development Stage Company),("Company"), as of December 31, 2002 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Palomar Enterprises, Inc. as of December 31, 2002 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally acceptedin the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not yet commenced operations nor raised sufficient capital to implement the plan of operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ EPSTEIN, WEBER & CONOVER, P.L.C.

Scottsdale, Arizona
March 31, 2003

S. W. HATFIELD, CPA
certified public accountants

Member: Texas Society of Certified Public Accountants
        Press Club of Dallas


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Palomar Enterprises, Inc.

We have audited the accompanying statements of operations and comprehensive loss, changes in shareholder's equity and cash flows of Palomar Enterprises, Inc. (a Nevada corporation and a development stage company) as of December 31, 2001 for the year ended December 31, 2001 and for the period from March 10, 1999 (date of inception) through December 31, 2001, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial results of operations and cash flows of Palomar Enterprises, Inc. (a development stage company) for the year ended December 31, 2001 and for the period from March 10, 1999 (date of inception) through December 31, 2001, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had no viable operations or significant assets since inception and is dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.


                                       /s/ S. W. HATFIELD, CPA
Dallas, Texas
March 20, 2002

                     Use our past to assist your future(sm)
(secure mailing address)                   (overnight delivery/shipping address)
P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639      SWHCPA@aol.com

                           PALOMAR ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                      BALANCE SHEET AS OF DECEMBER 31, 2002


ASSETS

CURRENT ASSETS
  Cash                                                                $  10,547
  Prepaid Expenses                                                        7,726
                                                                      ---------
TOTAL CURRENT ASSETS                                                  $  18,273

OTHER ASSETS - Deposits                                                   2,400

FIXED ASSETS (Net of Accumulated Depreciation of $1,100)                  9,900
                                                                      ---------
TOTAL ASSETS                                                          $  30,573
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES
  Accounts Payable                                                    $   8,969
  Accrued Expenses                                                        5,000
TOTAL CURRENT LIABILITIES                                                13,969
                                                                      ---------
TOTAL LIABILITIES                                                        13,969
                                                                      ---------

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 50,000,000 shares
   authorized, 9,267,857 shares issued and outstanding                    9,268
  Additional paid-in capital                                            181,872
  Deficit accumulated during the development phase                     (147,118)
                                                                      ---------
                                                                         44,022
  Treasury Stock - at cost (280,000 shares)                             (27,418)
                                                                      ---------
      Total stockholders' equity                                         16,604
                                                                      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  30,573
                                                                      =========

                           PALOMAR ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                     Period from
                                                                                     March 10, 1999
                                                For the            For the        (date of inception)
                                               Year ended         Year ended           through
                                               December 31,       December 31,       December 31,
                                                  2002                2001               2002
                                               -----------         ----------         ----------
REVENUE                                        $        --         $       --         $       --

COSTS AND EXPENSES:
  General and administrative expense                18,461              5,494             30,261
  Facilities Rent and Expenses                      26,652                                26,652
  Consulting, legal and professional fees           46,364                                46,364
  Payroll and related expenses                      41,274                                41,274
                                               -----------         ----------         ----------
      Total                                        132,751              5,494            144,551
                                               -----------         ----------         ----------

LOSS FROM OPERATIONS                              (132,751)            (5,494)          (144,551)

OTHER EXPENSE - Loss on Investments                 (1,509)                               (1,509)
                                               -----------         ----------         ----------

LOSS BEFORE INCOME TAXES                          (134,260)            (5,494)          (146,060)

INCOME TAXES                                            --                 --                 --
                                               -----------         ----------         ----------
NET LOSS                                       $  (134,260)        $   (5,494)        $ (146,060)
                                               ===========         ==========         ==========
NET LOSS PER COMMON SHARE
  Basic                                        $     (0.01)        $        *         $    (0.02)
                                               ===========         ==========         ==========
  Diluted                                      $     (0.01)        $        *         $    (0.02)
                                               ===========         ==========         ==========
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING (BASIC AND DILUTED)                10,702,499          9,694,795          8,407,573
                                               ===========         ==========         ==========

* - less than $0.01 per share

                           PALOMAR ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                          Common Stock          Treasury Stock      Additional
                                      -------------------     ------------------     Paid-in   Accumulated
                                      Shares       Amount     Shares      Amount     Capital     Deficit       Total
                                      ------       ------     ------      ------     -------     -------       -----
BALANCE MARCH 10, 1999                      0     $    --          0           --   $     --    $      --    $     --

Net loss for the period                                                                                --
                                    ---------     -------    -------      -------   --------    ---------    --------
BALANCE DECEMBER 31, 1999                  --     $    --         --           --   $     --    $      --    $     --
                                    ---------     -------    -------      -------   --------    ---------    --------

Common stock issued for services       60,000          60                   5,940                               6,000
Effect of 80 for 1 forward stock
 split on November 30, 2000         4,740,000       4,740                  (4,740)                                 --

Common stock issued for cash           58,000          58                   5,742                               5,800
Effect of 80 for 1 forward stock
 split on November 30, 2000         4,582,000       4,582                  (4,582)                                 --

Net loss for the year                                                                              (6,306)     (6,306)
                                   ----------     -------    -------      -------   --------    ---------    --------
BALANCE DECEMBER 31, 2000           9,440,000     $ 9,440         --    $      --   $  2,360    $  (6,306)   $  5,494
                                   ----------     -------    -------      -------   --------    ---------    --------
Common stock issued for cash
Common stock issued for services
Net loss for the year                                                                              (5,494)     (5,494)
                                   ----------     -------    -------      -------   --------    ---------    --------
BALANCE DECEMBER 31, 2001           9,440,000     $ 9,440         --    $      --   $  2,360    $ (11,800)   $     --
                                   ----------     -------    -------      -------   --------    ---------    --------

Common stock repurchased                                     280,000      (27,418)                 (1,057)    (28,475)
Common stock issued for cash        1,615,000       1,615                            135,425                  137,040
Common stock issued for services      612,857         613                             41,687                   42,300
Cancellation of founder shares     (2,400,000)     (2,400)                             2,400                       --
Net loss for the year                                                                            (134,261)   (134,261)
                                   ----------     -------    -------      -------   --------    ---------    --------

BALANCE DECEMBER 31, 2002           9,267,857     $ 9,268    280,000      (27,418)  $181,872    $(147,118)   $ 16,604
                                   ==========     =======    =======      =======   ========    =========    ========

                            PALOMAR ENTERPRISES, INC
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                            Period from
                                                                                            March 10, 1999
                                                          For the          For the       (date of inception)
                                                         Year ended       Year ended          through
                                                         December 31,     December 31,      December 31,
                                                            2002              2001              2002
                                                         -----------       ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  (loss)                                            $(134,261)        $  (5,494)        $(146,061)
  Adjustments to reconcile net income to net cash
   used in operating activities:
    Depreciation                                             1,100                               1,100
    Common stock issued as consideration for services       42,300                              48,300
  Changes in assets and liabilities:
    Prepaid Expenses                                        (7,726)                             (7,726)
    Accrued Expenses                                         5,000                               5,000
    Accounts Payable                                         8,969                               8,969
    Other Assets                                            (2,400)                             (2,400)
                                                         ---------         ---------         ---------
        Net cash used in operating activities              (87,018)           (5,494)          (92,818)
                                                         ---------         ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchases of Treasury Stock                              (28,475)                            (28,475)
  Common stock issued for cash                             137,040                             142,840
                                                         ---------         ---------         ---------
        Net cash from financing activities                 108,565                --           114,365
                                                         ---------         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                       (11,000)                            (11,000)
                                                         ---------         ---------         ---------

INCREASE IN CASH AND EQUIVALENTS                            10,547            (5,494)           10,547

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                       --             5,494                --
                                                         ---------         ---------         ---------

CASH AND EQUIVALENTS, END OF PERIOD                      $  10,547         $      --         $  10,547
                                                         =========         =========         =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                          $      --         $      --         $      --
                                                         =========         =========         =========
  Income taxes paid                                      $      --         $      --         $      --
                                                         =========         =========         =========

                           PALOMAR ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2002


NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Palomar Enterprises, Inc. (Company) was incorporated on March 10, 1999 in accordance with the laws of the State of Nevada. The Company was initially formed for the purpose of developing an aircraft service company for private aircraft owners that would offer on-site preventative maintenance and repair services. There were no material operating activities under this plan, and it was abandoned in 2001.

In October 2001, the Company launched a new debt acquisition business whereby it would acquire non-performing debt from financial institutions and use the services of various debtor location services to attempt collection of these purchased amounts. There have been no revenues recorded from this line of business, and it is no longer being pursued.

In February 2002, the Company entered the nutraceutical market. There have been no revenues recorded from this line of business.

The Company faces many operating and industry challenges. There is no meaningful operating history to evaluate the Company's prospects for successful operations. Future losses for the Company are anticipated. The proposed plan of operations would include attracting investors to fund expansion and ongoing operations.

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

Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $146,060.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As mentioned above, the Company has not obtained the capital needed to achieve management's plans and support its operations, and there is no assurance that the Company will be able to raise such financing. These factors raise considerable doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. CASH AND CASH EQUIVALENTS

     The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2. RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses are charged to operations as incurred. There were no research and development costs incurred in the year ended December 31, 2002.

3. ADVERTISING EXPENSES

     Advertising and marketing expenses are charged to operations as incurred. Advertising expenses from date of inception have been immaterial.

4. INCOME TAXES

     The Company utilizes the asset and liability method of accounting for income taxes Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

     As of December 31, 2002, respectively, the deferred tax asset is related solely to the Company's net operating loss carryforward and is fully reserved.

5. EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share is computed by dividing the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2002, the Company's outstanding warrants are considered anti-dilutive due to the Company's net operating loss position.

     During the years ended December 31, 2002 and 2001 and the period March 10, 1999 to December 31, 2002, there are no adjustments to the net loss amount (numerator) in the calculation of basic and diluted net loss per share. Warrants to purchase 1,065,000 shares of common stock are excluding from the calculation of diluted net loss per share for the year ended December 31, 2002 because inclusion of such would be anti-dilutive.

6. USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the accounting period. Actual results could differ from those estimates.

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, , accounts payable and accrued liabilities, as applicable, approximates fair value due to the short term nature of these items.

NOTE F - RELATED PARTY TRANSACTIONS

Through December 31, 2002, the Company has advanced $ 31,492 to various affiliated entities and former corporate officers. These advances were all repaid or written off as of December 31, 2002.

During the year ended the Company paid an officer and director $6,985 as a commission in connection with a private offering of the Company's common stock.

Also during the year ended December 31, 2002, the Company acquired for $11,000, office furnishings and equipment, and rented office space, from an entity affiliated through certain common officers and directors.

At December 31, 2002, the Company accrued amounts payable to officers of $6,049.

NOTE G - INCOME TAXES

The components of income tax (benefit) expense for the nine months ended December 30, 2002 and 2001 and for the period from March 10, 1999 (date of inception) through December 30, 2002, respectively, are as follows:

                                                                Period from
                                                               March 10, 1999
                                                             (date of inception)
                          Year Ended         Year Ended            through
                          December 31,       December 31,        December 31,
                             2002               2001                2002
                           -------            --------            --------
     Federal:
       Current            $ 44,697            $     --            $ 44,697
       Deferred            (44,697)                 --             (44,497)
                           -------            --------            --------
                                --                  --                   0
                           =======            ========            ========

As of December 31, 2002, the Company has a net operating loss carryforward of approximately $145,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2015. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the year ended December 31, 2002 and 2001 through June 30, 2002, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                                               Period from
                                                                                              March 10, 1999
                                                                                            (date of inception)
                                                            Year Ended        Year Ended          through
                                                            December 31,      December 31,      December 31,
                                                               2002               2001              2002
                                                         ---------------     -------------    --------------
Statutory rate applied to loss before income taxes       $(36,250) (27)%     $ (945) (15)%    $(39,295) (27)%
  State income taxes                                       (9,398)  (7)%       (441)  (7)%      (9,839)  (7)%
  Other, including reserve for deferred tax asset             950    1%
  Valuation allowance                                      44,698   33%       1,386    22%     (49,418)  34%
                                                         --------            ------           --------
Income tax expense                                       $      0   --%          --    --%    $      --  --%
                                                         ========            ======           =========


Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2002 and 2001, respectively:


                                                                    December 31,
                                                                       2002
                                                                     --------
Deferred tax assets
  Net operating loss carryforwards                                   $ 49,418
  Less valuation allowance                                            (49,418)
                                                                     --------
Net Deferred Tax Asset                                               $     --
                                                                     ========

During the Year Ended December 31, 2002 and 2001, the valuation allowance increased by approximately $44,698,000 and $1,800, respectively.

NOTE H - CAPITAL STOCK TRANSACTIONS

On April 11, 2002, a founding shareholder of the Company surrendered and cancelled 2,400,000 shares of common stock to the Company for no consideration. The effect of this action was to reallocate the par value of the surrendered shares to additional paid-in capital.

During the year ended December 31, 2002, the Company raised $137,040 net of brokerage commissions of $9,460 through two private placements of its common stock. The Company issued 1,615,000 shares in these transactions at an average price of approximately $0.09 per share.

During the year ended December 31, 2002, the Company issued 612,857 shares of common stock in consideration for services. Of the 612,857 shares issued, 60,000 were issued at $0.06 per share; and the remaining 552,857 were issued at $0.07 per share. The Company recognized a expense of $42,300 for the issuance of these shares. The value used was the trading value of the stock on the date the Company entered into the agreements.

NOTE I- TREASURY STOCK

During the year ended December 31, 2002, the Company executed the following treasury stock transactions:

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

NOTE J - STOCK WARRANTS

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

                                    Warrants         Warrants
                                   originally     outstanding at
                                     issued            2002       Exercise price
                                     ------            ----       --------------
5/15/02 Warrants                     550,000          550,000    $1.00 per share
8/1/02 Warrants                      565,000          565,000    $1.00 per share
                                   ---------        ---------

Totals at December 31, 2002        1,065,000        1,065,000
                                   =========        =========

The warrants have no stated expiration date.