Form 10QSB
period 2003-03-31
PALOMAR ENTERPRISES INC
filed 2003-05-14
CIK 1082822

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2003

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


              7898 E. Acoma Drive, Suite 102, Scottsdale, AZ 85260
                    (Address of principal executive offices)


                                 (480) 951-2300
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 10, 2003 was 11,454,857.

Transitional Small Business Disclosure Format (check one): YES [ ]  NO [X]

                            PALOMAR ENTERPRISES, INC.

                Form 10-QSB for the Quarter ended March 31, 2003

                                Table of Contents


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements                                              3

   Item 2 - Management's Discussion and Analysis or Plan of Operation         9

   Item 3 - Controls and Procedures                                          12

PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings                                                12

   Item 2 - Changes in Securities                                            12

   Item 3 - Defaults on Senior Securities                                    12

   Item 4 - Submission of Matters to a Vote of Security Holders              12

   Item 5 - Other Information                                                12

   Item 6 - Exhibits and Reports on Form 8-K                                 12

SIGNATURES                                                                   13

CERTIFICATIONS                                                               14

                     ITEM 1 - PART 1 - FINANCIAL STATEMENTS

PALOMAR ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET AS OF MARCH 31, 2003

                                   (UNAUDITED)

ASSETS

CURRENT ASSETS
  Cash                                                                $   3,050
  Inventory                                                               6,218
  Prepaid Expenses & Advances                                            10,363
                                                                      ---------
TOTAL CURRENT ASSETS                                                     19,631

OTHER ASSETS - Deposits                                                   2,400


FIXED ASSETS (Net of Accumulated Depreciation of $1,650)                  9,350
                                                                      ---------
TOTAL ASSETS                                                          $  31,381
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES
  Accounts Payable                                                    $   1,050
  Accrued Expenses                                                        6,237

TOTAL CURRENT LIABILITIES                                                 7,287
                                                                      ---------
TOTAL LIABILITIES                                                         7,287
                                                                      ---------
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 50,000,000 shares
   authorized, 11,454,857 shares issued; 11,174,857
   outstanding                                                           11,455
  Additional paid-in capital                                            262,635
  Deficit accumulated during the development phase                     (222,578)
                                                                      ---------
                                                                         51,512

  Treasury Stock - at cost (280,000 shares)                             (27,418)
                                                                      ---------
Total stockholders' equity                                               24,094
                                                                      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  31,381
                                                                      =========

            See accompanying notes to unaudited financial statements

PALOMAR ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                                        Period from
                                                                                       March 10, 1999
                                                Three months        Three months    (date of inception)
                                                   ended               ended             through
                                                  March 31,           March 31           March 31,
                                                    2003                2002               2003
                                                 -----------         ----------         ----------
REVENUES                                         $       180         $       --         $      180

COST OF GOODS SOLD                                        39                 --                 39
                                                 -----------         ----------         ----------

GROSS PROFIT                                             141                 --                141
                                                 -----------         ----------         ----------
OPERATING EXPENSES
  General and administrative expenses                 55,901              2,363             87,320
  Facilities & Rent                                    6,072                 --             32,724
  Consulting, legal and professional fees             11,227                 --             57,591
  Payroll and related expenses                         2,401                 --             43,675
                                                 -----------         ----------         ----------

      TOTAL OPERATING EXPENSES                        75,601              2,363            221,310
                                                 -----------         ----------         ----------

LOSS FROM OPERATIONS                                 (74,561)            (2,363)          (221,169)

OTHER INCOME                                             100                 --             (1,409)
                                                 -----------         ----------         ----------

LOSS BEFORE PROVISION FOR INCOME TAXES               (75,460)            (2,363)          (222,578)

PROVISION FOR INCOME TAXES                                --                 --                 --
                                                 -----------         ----------         ----------

NET LOSS                                             (75,460)            (2,363)          (222,578)

OTHER COMPREHENSIVE INCOME                                --                 --                 --
                                                 -----------         ----------         ----------

COMPREHENSIVE LOSS                               $   (75,460)        $   (2,363)        $ (222,578)
                                                 ===========         ==========         ==========
Net loss per weighted-average share of
 common stock outstanding, - basic and
 fully diluted                                     $( 0.01 )                  *         $    (0.03)
                                                 ===========         ==========         ==========
Weighted-average number of shares
 of common stock outstanding                      10,062,346          9,440,000          8,533,789
                                                 ===========         ==========         ==========

* - less than $0.01 per share

            See accompanying notes to unaudited financial statements

PALOMAR ENTERPRISES, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                        Period from
                                                                                       March 10, 1999
                                                Three months        Three months    (date of inception)
                                                   ended               ended             through
                                                  March 31,           March 31           March 31,
                                                    2003                2002               2003
                                                 -----------         ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                        $ (75,460)          $  (2,363)         $(222,578)
  Adjustments to reconcile net loss to net
   cash provided by operating activities
     Depreciation                                      550                  --              1,650
     Common stock issued for services               45,950                  --             94,250
     Increase (Decrease) in:
       Inventory                                    (6,218)                 --             (6,218)
       Prepaid Expenses & Advances                  (2,637)                 --            (10,363)
       Other Assets                                     --                  --             (2,400)
       Accounts payable & Accrued Expenses          (6,682)                863              7,287
                                                 ---------           ---------          ---------

NET CASH USED IN OPERATING ACTIVITIES              (44,497)             (1,500)          (138,372)
                                                 ---------           ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property & equipment                      --                  --            (11,000)
                                                 ---------           ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Purchases of Treasury Stock                           --               1,500            (27,418)
  Proceeds from sales of common stock               37,000                  --            179,840
                                                 ---------           ---------          ---------

NET CASH FROM (USED) IN FINANCING ACTIVITIES        37,000               1,500            152,422
                                                 ---------           ---------          ---------

INCREASE (DECREASE) IN CASH                         (7,497)                 --              3,050

Cash at beginning of period                         10,547                  --                 --
                                                 ---------           ---------          ---------

CASH AT END OF PERIOD                            $   3,050           $      --          $   3,050
                                                 =========           =========          =========
SUPPLEMENTAL DISCLOSURE OF
 INTEREST AND INCOME TAXES PAID
 Interest paid for the period                    $      --           $      --          $      --
                                                 =========           =========          =========
 Income taxes paid for the period                $      --           $      --          $      --
                                                 =========           =========          =========

            See accompanying notes to unaudited financial statements

PALOMAR ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2003


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

In February 2003, the Company entered the nutraceutical market. Total revenues to date recorded from this line of business is $180.

The Company faces many operating and industry challenges. There is no meaningful operating history to evaluate the Company's prospects for successful operations. Future losses for the Company are anticipated. The proposed plan of operations would include attracting investors to fund expansion and ongoing operations.

NOTE B - PREPARATION OF FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that will be realized for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $223,000

Further, the Company has abandoned its initial business plan and a successor business plan to support future operations.

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

2. RESEARCH AND DEVELOPMENT EXPENSES

   Research and development expenses are charged to operations as incurred. There were no research and development costs incurred in the three months ended March 31, 2003.

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

   As of March 31, 2003, respectively, the deferred tax asset is related solely to the Company's net operating loss carryforward and is fully reserved.

5. EARNINGS (LOSS) PER SHARE

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31,2003, the Company's outstanding warrants are considered anti-dilutive due to the Company's net operating loss position.

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

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts payable and accrued liabilities, as applicable, approximates fair value due to the short term nature of these items.

NOTE F - RELATED PARTY TRANSACTIONS

Through March 31, 2003, the Company has advanced $ 31,492 to various affiliated entities and former corporate officers. These advances were all repaid or written off as of December 31, 2002.

NOTE G - STOCK WARRANTS

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

                                      Warrants
                                    outstanding at
                                    March 31, 2003        Exercise price
                                    --------------        --------------
    5/15/02 Warrants                    550,000          $1.00 per share
    8/1/02 Warrants                     565,000          $1.00 per share
                                      ---------
    Totals at March 31, 2003          1,065,000
                                      =========

The warrants have no stated expiration date.

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

(2) GENERAL

On February 10, 2003 Palomar Enterprises announced that it will enter into the nutraceutical industry because of the potential growth in the nutritional market. The nutritional market is a relatively new but old proven market. Humans have used nutrients and minerals and herbs for centuries to help heal and/or cure their ailments. The United States Market for nutritional supplements is highly fragmented and historically has grown rapidly, generating $9.0 billion in 2001 calendar year retail stores. We believe the growth was due to a number of factors, including healthier lifestyles, living longer, and living well. The publications of research findings supporting the positive health effects of certain nutritional supplements. The aging of the "Baby Boom" generation combined with the tendency of consumers to purchase more nutritional supplements and natural as they age.

On March 25, 2003 the company announced the launching of JustBuyItToday.com(TM) website, and its first product called "ArouseAll".

JustBuyitToday.com, which is a company that specializes in new and unique products not yet available in retail stores. The websites products include nutraceutical supplements, medical test kits, weight control products, and other unique products.

JustBuyItToday.com is committed to offering you the newest products that will soon be available in stores. Consumers have an opportunity to own it first and may enjoy value pricing for this limited time. Products will be removed from the website site once they become available in stores.

JustBuyItToday.com products will vary as the company is looking to fulfill consumer needs, preview new and innovative products and preview only products, which are scheduled to be in the public retail market. The service is to provide the new and innovative products to JustBuyItToday.com clients first and at a value. At the same time, JustBuyItToday.com will provide the vendor the ability to market and sell product, as well as gauge the demand for the product without creating a huge liability via manufacturing costs or miss-pricing the products in the open market.

Palomar's plan is to extend it's marketing and value pricing by owning and operating a distribution center to better control shipping and delivery standards and costs, providing an annual membership which would allow these select clients special products and values in addition to the featured items and providing infomercials for products where more information is required for the consumer to understand the product's true value.

PLAN OF OPERATION

As discussed above, the Company intends to develop and distribute numerous nutraceutical products under its own brand name. We have begun these operations on a small scale in the second quarter of the year ended December 31, 2003. The Company has arranged for its first product to be sold via an internet distribution outlet. The product will be listed on the web site catalog and there will be direct e-mail solicitations. The Company does not believe that it will generate significant volume solely using this distribution method but believes that it provides a good introduction for the Company's products. The Company will use outside parties to formulate new products. Third parties will also be used to manufacture and label products.

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

RESULTS OF OPERATIONS

SALES

We had initial sales of $180 for the three months ended March 31, 2003. The Company has not yet launched its new business operations.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the years ended March 31, 2003 and 2002 were $10,052 and $2,363, respectively. This increase, $7,689, was due to our increased activities during our ramping up of operations for our new business plan and our entering the Nutraceutical market. The major components of this increase were marketing and promotion of $1,0464 and office expenses of $1,838. Depreciation expense of $550 and telephone expenses of $2,354 were the other components of our General and Administrative expenses.

FACILITIES RENT AND EXPENSES

Facilities rent and expenses were $6,072 and $0 for the years ended March 31, 2003 and 2002. During 2002 we were obligated, by prior management, to a lease on facilities which were too large and costly for our current operations. We have since moved to a smaller space which should be adequate until our sales increase and larger warehouse facilities are required for inventory and shipping product.

CONSULTING, LEGAL AND ACCOUNTING FEES

Our consulting, legal and accounting fees for the years ended March 31, 2003 and 2002 were $11,227 and $0. During the three months ended March 31, 2003 our consulting and fees were $2,828. This amount was due to our website development as well as product development for our new line of Nutraceutical products. Legal expenses were $475 and accounting fees were $7,924.

PAYROLL AND RELATED EXPENSES

Our payroll and related expenses for the three months ended March 31, 2003 and 2002 were $2,401 and $0. Of this amount $1,000 was for officers salaries and $354 was for office staff. Payroll taxes were $1,047 for the Three months ended March 31, 2002. We have since reduced our office staff and officers are not taking salaries until our sales are adequate to support our operations.

OTHER INCOME

Other Income for the three months ended March 31, 2003 and 2002 were $100 and $0.

NET INCOME/(LOSS)

The net loss for the three months ended March 31, 2003 and 2002 were ($29,511) and ($2,363). Our net loss for the three months reflects increased costs related to the development of our new line of products as well as the development of our new business plan.

EARNINGS PER SHARE

Earnings(Loss) per share was ($0.01) in the year ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital at March 31, 2003 was $12,344. The Company is dependent upon certain shareholders, officers and directors to fund the minimum amount required to maintain an office and begin the newly planned operations.

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

ITEM 3.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures are further designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure.

Based on the most recent evaluation, which was completed within 90 days of the filing of this report, our Chief Executive Officer and Principal Accounting Officer believes that the Company's disclosure controls and procedures are effective and there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of the most recent evaluation.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - CHANGES IN SECURITIES

During the three months ended March 31, 2003 the Company issued, through private placement, 1,187,000 shares of common stock for cash in the amount of $37,000.

There were no underwriters involved in the issuance of these shares and the securities were not publicly offered for sale. The Company believes that the sale of the Units is exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D of the Securities Act. The Company relied upon its knowledge of each of the purchasers and information provided in the Subscription Agreements executed by each of the persons acquiring Units, affirming that they were "accredited investors" under Regulation D of the Securities Act.

The proceeds from the Private Placement were used by the Company for funding of general corporate purposes.

The Company also issued 1,000,000 shares of its common stock to various individuals as consideration for services rendered.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

     None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5 - OTHER INFORMATION

     None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

    January 17, 2003 - Filed Qualified Stock Option Plan
    March 27, 2003 - Registration Statement Withdrawal
    March 27, 2003 - Change In Registrant's Certifying Accountants April 1, 2003 - Unscheduled Material Event
    April 8, 2003 - Unscheduled Material Event
    April 16, 2003 - Unscheduled Material Event
    April 25, 2003 - Unscheduled Material Event

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PALOMAR ENTERPRISES, INC.


Dated: May 10, 2003                   By: /s/ Jeffery Halbirt
       ------------                      ------------------------------
                                         Jeffery Halbirt
                                         President, Chief Executive Officer
                                         and Chief Accounting Officer

                                 CERTIFICATIONS

I, Jeffery Halbirt, certify, pursuant to Rule 13a-4 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Quarterly Report of Palomar Enterprises, Inc. ("PALOMAR") on Form 10-QSB for the quarterly period ended March 31, 2003 ("REPORT") that:

(1) I have reviewed this Report;

(2) based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

(3) based on my knowledge, the financial statements and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of PALOMAR as of, and for the periods presented in this Report;

(4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for PALOMAR and I have: (a) designed such disclosure controls and procedures to ensure that material information relating to PALOMAR is made known to me by others, particularly during the period in which this Report is being prepared; (b) evaluated the effectiveness of PALOMAR's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "EVALUATION Date"); and (c) presented in this Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

(5) I have disclosed, based on my most recent evaluation, to our auditors and the audit committee of our board of directors (or persons performing the equivalent function): (a) all significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data and have identified for our auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in our internal controls; and

(6) I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                      By: /s/ Jeffery Halbirt
                                         ---------------------------------------
                                         Jeffery Halbirt Chief Executive Officer