Form 10QSB
period 2003-06-30
PALOMAR ENTERPRISES INC
filed 2003-08-01
CIK 1082822

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended: June 30, 2003

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________ to _____________

                        Commission File Number: 333-54996


                            Palomar Enterprises, Inc.
             (Exact name of registrant as specified in its charter)

           Nevada                                          88-0470235
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

     1802 N. Carson St. #212-2705
         Carson City, Nevada                                89701-1230
(Address of principal executive offices)                    (Zip Code)

                                 (775) 887-0670
              (Registrant's telephone number, including area code)

                         7898 E. Acoma Drive, Suite 203
                            Scottsdale, Arizona 85260
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 41,907,857

                            PALOMAR ENTERPRISES, INC.
                          (A Development Stage Company)

                                Table of Contents

                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION

          Item 1. Financial Statements                                     3

                  Balance Sheet                                            4

                  Statements of Operations                                 5

                  Statements of Cash Flows                                 6

          Item 2. Management's Discussion and Plan of Operation           10

          Item 3. Controls and Procedures                                 11

PART II - OTHER INFORMATION

          Item 2. Changes in Securities                                   11

          Item 4. Submission of Matters to a Vote of Security Holders     11

          Item 6. Exhibits                                                11

SIGNATURES                                                                12

CERTIFICATION                                                             13

                         PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-KSB previously filed with the Commission on April 15, 2003.

     The accompanying notes are an integral part of these consolidated financial statements.

PALOMAR ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET AS OF JUNE 30, 2003

                                   (Unaudited)

ASSETS
  Cash                                                                $   1,127

                                                                      ---------
TOTAL ASSETS                                                          $   1,127
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES
  Accounts Payable                                                    $   1,050
  Accrued Expenses                                                        2,500
  Due to officers                                                        51,864
TOTAL CURRENT LIABILITIES                                                55,414
                                                                      ---------
TOTAL LIABILITIES                                                        55,414
                                                                      ---------
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 50,000,000 shares
   authorized, 24,744,857 shares issued;
   24,464,857 outstanding                                                24,745
  Additional paid-in capital                                            443,292
  Deficit accumulated during the development phase                     (494,906)
                                                                      ---------
                                                                        (26,869)
  Treasury Stock - at cost (280,000 shares)                             (27,418)
                                                                      ---------
      Total stockholders' equity                                        (54,287)

                                                                      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $   1,127
                                                                      =========

PALOMAR ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

                                                                                                 Period from
                                                                                                March 10, 1999
                               Three months     Six months     Three months     Six months   (date of inception)
                                  ended           ended           ended           ended            through
                               June 30, 2003   June 30, 2003   June 30, 2002   June 30, 2002    June 30, 2003
                               -------------   -------------   -------------   -------------    -------------
Revenues                        $        --     $       180      $       --     $       --       $      180
Cost of goods sold                        0              39               0              0               39
                                -----------     -----------      ----------     ----------       ----------

Gross profit                              0             141               0              0              141

Operating expenses
  General and administrative         80,727         136,628           1,666            358          166,889
  Facilities and rent                 2,089           8,161               0              0           34,813
  Rent to affiliated entity               0               0          10,000              0                0
  Consulting, legal and
   professional                      64,317          75,544           8,848            239          121,908
  Payroll and related costs         125,195         127,596               0              0          168,870
                                -----------     -----------      ----------     ----------       ----------
Total operating expenses            272,328         347,929          20,514            597          492,480

Loss from operations               (272,328)       (347,788)        (20,514)          (597)        (492,339)

Other expense - Loss on
 Investments                              0               0               0              0           (1,509)

Provision for income taxes                0               0               0              0                0
                                -----------     -----------      ----------     ----------       ----------
Net loss                        $  (272,328)    $  (347,788)     $  (20,514)    $     (597)      $ (493,848)
                                ===========     ===========      ==========     ==========       ==========
Net loss per weighted average
 share of common stock
 outstanding - basic and
 fully diluted                  $     (0.02)    $     (0.02)              *              *       $    (0.06)
                                ===========     ===========      ==========     ==========       ==========
Weighted average number of
 shares of common stock
 outstanding                     18,092,913      14,077,629       9,599,341      9,440,000        8,498,268
                                ===========     ===========      ==========     ==========       ==========

* - Less than $0.01 per share

PALOMAR ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

                                                                                     Period from
                                                                                    March 10, 1999
                                                  Six months       Six months     (date of inception)
                                                    ended            ended             through
                                                June 30, 2003     June 30, 2002     June 30, 2003
                                                -------------     -------------     -------------
Cash flows from operating activities:
  Net loss for the period                         $(347,788)        $ (22,877)        $(493,849)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation                                        550                 0             1,650
    Loss from disposal of fixed assets                9,350                 0             9,350
    Common stock issued for services                224,897                 0           273,197
  Changes in assets and liabilities:
    Prepaid expenses                                  7,726            (4,378)                0
    Other assets                                      2,400            (2,423)                0
    Accounts payable and accrued liabilities        (10,419)              520             3,550
                                                  ---------         ---------         ---------
Net cash used in operating activities              (113,284)          (29,158)         (206,102)

Cash flows from investing activities:
  Purchase of property and equipment                      0                 0           (11,000)
  Repayment of cash advances to affiliates           19,500
  Cash advances to officers and affiliates                0           (19,500)          (19,500)
                                                  ---------         ---------         ---------
Net cash used in investing activities                     0           (19,500)          (11,000)

Cash flows from financiang activities:
  Purchases of treasury stock                             0                 0           (28,475)
  Proceeds from sale of common stock                 52,000            55,000           194,840
  Proceeds from notes due to officers                51,864                 0            51,864
                                                  ---------         ---------         ---------
Net cash provided by investing activities           103,864            55,000           218,229
                                                  ---------         ---------         ---------

Net increase (decrease) in cash                      (9,420)            6,342             1,127
Cash, beginning of period                            10,547                 0                 0
                                                  ---------         ---------         ---------
Cash, end of period                               $   1,127         $   6,342         $   1,127
                                                  =========         =========         =========

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

In February 2003, the Company entered the nutraceutical market. Total revenues to date recorded from this line of business is $180. However, management determined that this business line would be extremely difficult to implement and discontinued all efforts in this field. On July 11, 2003, the Company's management was changed and the Company's future emphasis will be to develop a business in the financial services sector.

The Company faces many operating and industry challenges. There is no meaningful operating history to evaluate the Company's prospects for successful operations. Future losses for the Company are anticipated. The proposed plan of operations would include attracting investors to fund expansion and ongoing operations.

NOTE B - PREPARATION OF FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the three and six months ended June 30, 2003, are not necessarily indicative of the results that will be realized for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

NOTE C - GOING CONCERN UNCERTAINTY

Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $494,000

Further, the Company has abandoned its initial business plan and a successor business plan to support future operations.

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

2. Research and development expenses

   Research and development expenses are charged to operations as incurred. There were no research and development costs incurred in the three and six months ended June 30, 2003.

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

   As of June 30, 2003, the deferred tax asset is related solely to the Company's net operating loss carryforward and is fully reserved.

5. Earnings (loss) per share

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2003, the Company's outstanding warrants are considered anti-dilutive due to the Company's net operating loss position. Subsequent to June 30, 2003, the Company issued approximately 17,163,000 additional shares.

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

NOTE F - RELATED PARTY TRANSACTIONS

Through June 30, 2003, the Company has advanced $ 31,492 to various affiliated entities and former corporate officers. These advances were all repaid or written off as of December 31, 2002.

Upon the change of management occurring on June 11, 2003, the Company granted 12,000,000 shares of the Company's common stock as consideration for services to the two new officers and directors. The issuance of these shares resulted in a controlling ownership of the Company resting with these two individuals. The value of the shares issued, based on the trading price of the stock, was $120,000 and is recorded as an expense incurred in the three months ended June 30, 2003. Additionally, these two new members of management advanced approximately $52,000 in cash to the Company to pay for ongoing operating expenses. Of that amount, $40,000 was paid to members of former management for their assistance in the transition. Two members of the former management entered into consulting agreements with the Company whereby the Company is committed to pay these individuals an aggregate total of $13,333 per month for 12 months.

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

                                   Warrants
                                 outstanding at
                                 June 30, 2003         Exercise price
                                 -------------         --------------
5/15/02 Warrants                    550,000        550,000   $1.00 per share
8/1/02 Warrants                     565,000        565,000   $1.00 per share
                                  ---------      ---------

Totals at March 31,2003           1,065,000      1,065,000
                                  =========      =========

The warrants have no stated expiration date.

              ITEM 2. MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

     This Quarterly Report contains forward-looking statements about Palomar Enterprises, Inc.'s business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, PALR's actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

     There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

PLAN OF OPERATION

     On July 11, 2003, we changed our business model to a business development company with an emphasis in the financial services sector. We will service the residential mortgage market, with plans to launch a corporate finance division in the near future. However, we have not yet commenced our planned, principal operations, and we cannot guarantee you that we will be able to generate revenues through our planned residential mortgage operations.

     During the quarter ended June 30, 2003, we have devoted our activities to the following:

     1. Restructuring and refining our business model,
     2. Discontinuing our prior operations and
     3. Relocating our corporate office and opening branch offices.

     Our management does not anticipate the immediate need to hire additional full- or part-time employees over the next 12 months, as the services provided by our officers, directors and current employees appear sufficient at this time. We believe that our operations are currently on a small scale that is manageable by a few individuals, as our responsibilities are related predominantly to administrative duties at this time. While we do not foresee the addition of employees over the next 12 months, if our operations expand beyond our expectations, we may be required to hire personnel to fulfill our needs.

     We currently do not own any significant plant or equipment that we would seek to sell in the near future.

     During the quarter ended June 30, 2003, we have relocated our corporate headquarters from Scottsdale, Arizona to Carson City, Nevada. We have also opened an office in the San Diego, California area and seek to launch additional offices within the next six- to nine-months of operations.

     We have not paid for expenses on behalf of any of our directors. Additionally, we believe that this fact shall not materially change.

     As of June 30, 2003, we had $1,127 of cash on hand. Our current assets are not sufficient to meet our current liabilities. Our management believes that current cash resources are sufficient to satisfy our cash requirements over the next 12 months. However, our independent auditors have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not commenced planned principal operations. If our costs of operations increase disproportionate to our potential revenues, we may need to raise additional capital by issuing equity or debt securities in exchange for cash. Notwithstanding this, there can be no assurance that we will be able to secure additional funds to stay in business.

                         ITEM 3. CONTROLS AND PROCEDURES

     Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                           PART II - OTHER INFORMATION

                          ITEM 2. CHANGES IN SECURITIES

     On  or  about  May  16,  2003,  our  Board  of  Directors  appointed  Steve
Bonenberger to serve as our President and Secretary, and Brent Fouch in the capacity of Treasurer. As a result of the appointment of Mr. Bonenberger as President and Secretary and Mr. Fouch as Treasurer, we entered into agreements to secure the employment of said individuals to their respective positions. Pursuant to the duly executed employment agreements, Messrs. Bonenberger and Fouch each elected to accept 6,000,000 shares of restricted common stock in lieu of cash compensation in the amount of $60,000 per person. The aggregate of 12,000,000 shares subject to this transaction shall be restricted securities as that term is defined in Paragraph (a)(3) of Rule 144, under the Securities Act of 1933, as amended (the "Securities Act").

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 25, 2003, we will hold a special meeting of shareholders in connection with an action that holders of the majority of the votes of our stock intend to take by written consent to vote in favor of a resolution which will effect an amendment to our articles of incorporation by increasing our authorized common stock from 50,000,000 to 1,000,000,000 shares, to further authorize the creation of 100,000,000 shares of preferred stock, par value $0.001 per share, and to provide for indemnification of our officers and directors as permitted by Nevada law.

                                ITEM 6. EXHIBITS

(a) Exhibits                  Name and/or Identification of Exhibit
------------                  -------------------------------------
       99 Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)


(b) Reports on Form 8-K

     May 20, 2003    Report Items 1, 5 and 6
     June 26, 2003   Amended Report Items 1, 6 and 7
     July 11, 2003   Report Item 5

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            PALOMAR ENTERPRISES, INC.
                                  (Registrant)


                                      By: /s/ Steve Bonenberger
                                         ------------------------------
                                         Steve Bonenberger, President

                                      Date: July 31, 2003

                                  CERTIFICATION

I, Steve Bonenberger, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Palomar Enterprises, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this quarterly report.

     4. I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

         (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;
         (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of June 30, 2003; and
         (iii)Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

         (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls (none were so noted); and
         (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls (none were so noted); and

     6. I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 31, 2003

/s/ Steve Bonenberger
-----------------------------
President and CEO

                                  CERTIFICATION

I, Brent Fouch, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Palomar Enterprises, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this quarterly report.

     4. I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

         (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;
         (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of June 30, 2003; and
         (iii)Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

         (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls (none were so noted); and
         (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls (none were so noted); and

     6. I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 31, 2003

/s/ Brent Fouch
-----------------------
Chief Financial Officer