Form 10QSB
period 2003-09-30
PALOMAR ENTERPRISES INC
filed 2003-11-13
CIK 1082822

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended: September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 401,450,439

                            PALOMAR ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

          Item 1. Financial Statements                                        3

                  Balance Sheet                                               4

                  Statements of Operations                                    5

                  Statements of Cash Flows                                    6

          Item 2. Management's Discussion and Plan of Operation               7

          Item 3. Controls and Procedures                                     8

PART II - OTHER INFORMATION

          Item 2. Changes in Securities                                       8

          Item 6. Exhibits                                                    8

SIGNATURES                                                                    9

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

                            Palomar Enterprises, Inc.
                           A Development Stage Company
                     Balance Sheet as of September 30, 2003

                                    UNAUDITED

ASSETS
  Cash                                                              $    23,080
  Stock subscriptions receivable                                         35,000
                                                                    -----------
     TOTAL ASSETS                                                        58,080
                                                                    ===========
CURRENT LIABILITIES
  Accounts payable                                                  $    77,050
  Accrued expenses                                                        2,500
                                                                    -----------
     TOTAL CURRENT LIABILITIES                                           79,550
                                                                    -----------

     TOTAL LIABILITIES                                                   79,550
                                                                    -----------
STOCKHOLDERS' EQUITY
  Preferred Stock B, par value $0.001;
  100,000,000 shares authorized; 1,000,000
    shares issued and outstanding                                         1,000
  Common Stock, par value $0.001
    1,000,000,000 shares authorized;
    401,477,857 shares issued
    401,450,439 shares outstanding                                      401,478
  Paid in capital                                                     4,639,595
  Deficit Accumulated in Development Stage                           (5,036,125)
                                                                    -----------
     Sub-total stockholders' deficit                                      5,948

Treasury stock - at cost                                                (27,418)
                                                                    -----------
     Total stockholders' deficit                                        (21,470)
                                                                    -----------

     TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                      $    58,080
                                                                    ===========

                            Palomar Enterprises, Inc.
                           A Development Stage Company
                 Statements of Operations and Comprehensive Loss

                                    Unaudited

                                                                                                      Period from
                                                                                                     March 11, 1999
                                            Nine            Nine          Three           Three        (date of
                                           months          months         months          months       inception)
                                           ended           ended          ended           ended         through
                                         9/30/2003       9/30/2002      9/30/2003       9/30/2002      9/30/2003
                                         ---------       ---------      ---------       ---------      ---------
REVENUE                                 $     1,532     $        0     $     1,352     $       --     $     1,532

COST OF SALES                                    39              0              --             --              39
                                        -----------     ----------     -----------     ----------     -----------
GROSS PROFIT                                  1,493             --           1,352             --           1,493
                                        -----------     ----------     -----------     ----------     -----------
OPERATING EXPENSES
  General & administrative                  276,747         10,663         121,912          8,997         288,801
  Rent to affiliated entity                  10,000             --          10,000
  Facilities and rent                        12,668             --           4,507             --          39,323
  Consulting, legal and professional      4,424,348         14,083       4,285,452          2,872       4,480,924
  Payroll and related costs                 176,737          8,098          48,200          8,098         217,070
                                        -----------     ----------     -----------     ----------     -----------
Total operating expense                   4,890,500         42,844       4,460,071         19,967       5,036,118
                                        -----------     ----------     -----------     ----------     -----------

LOSS FROM OPERATIONS                     (4,889,007)       (42,844)     (4,458,719)       (19,967)     (5,034,625)

OTHER INCOME/(LOSS)
  Loss on abandonment of investments             --         (1,500)             --         (1,500)         (1,500)
                                        -----------     ----------     -----------     ----------     -----------

LOSS BEFORE PROVISION FOR INCOME TAXES   (4,889,007)       (44,344)     (4,458,719)       (21,467)     (5,036,125)

PROVISION FOR INCOME TAXES                       --             --              --             --              --
                                        -----------     ----------     -----------     ----------     -----------
NET LOSS                                 (4,889,007)       (44,344)     (4,458,719)       (21,467)     (5,036,125)
                                        -----------     ----------     -----------     ----------     -----------

OTHER COMPREHENSIVE INCOME                       --             --              --             --              --
                                        -----------     ----------     -----------     ----------     -----------
COMPREHENSIVE LOSS                      $(4,889,007)    $  (44,344)    $(4,458,719)    $  (21,467)    $(5,036,125)
                                        ===========     ==========     ===========     ==========     ===========
Net loss per weighted average share
 of common stock outstanding -
 basic and fully diluted                $     (0.13)    $    (0.01)    $     (0.06)             *     $     (0.41)
                                        ===========     ==========     ===========     ==========     ===========
Weighted average number of shares
 of common stock outstanding             36,763,159      8,202,491      78,687,635      7,723,261      11,993,199
                                        ===========     ==========     ===========     ==========     ===========

* - less than $0.01

                            Palomar Enterprises, Inc.
                           A Development Stage Company
                            Statements Of Cash Flows

                                    Unaudited

                                                                                                 Period from
                                                                 Nine             Nine          March 11, 1999
                                                                months            months      (date of inception)
                                                                ended             ended            through
                                                              9/30/2003         9/30/2002         9/30/2003
                                                              ---------         ---------         ---------
Cash flows from operating activities:
  Net loss for the period                                    $(4,889,007)      $   (44,344)      $(5,036,125)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation                                                     550             1,650
    Loss from disposal of fixed assets                             9,350             1,500            10,850
    Capital stock issued for services                          4,547,097         4,556,937
  Changes in assets and liabilities:
    Prepaid expenses                                               7,726            (3,269)               --
    Other assets                                                   2,400            (2,423)               --
    Accounts payable and accrued liabilities                      65,581             4,914            79,550
                                                             -----------       -----------       -----------
Net cash used in operating activities                           (256,303)          (43,622)         (387,138)
                                                             -----------       -----------       -----------
Cash flows from investing activities:
  Purchase of property and equipment                             (11,000)
  Cash paid for investments in other companies                    (9,200)           (9,200)
  Repayment of cash advances to officers and affiliates            9,000            26,492
  Cash advances to offices and affiliates                        (26,492)          (26,492)
                                                             -----------       -----------       -----------
Net cash used in investing activities                                 --           (26,692)          (20,200)
                                                             -----------       -----------       -----------
Cash flows from financing activities:
  Purchases of treasury stock                                    (27,418)          (27,418)
  Proceeds from sale of common stock                             268,836           106,500           411,676
  Repayments to notes due to officers                            (52,000)          (52,000)
  Proceeds from notes due to officers                             52,000            52,000
                                                             -----------       -----------       -----------
Net cash provided by investing activities                        268,836            79,082           384,258
                                                             -----------       -----------       -----------

Net increase (decrease) in cash                                   12,533             8,768            23,080
Cash, beginning of period                                         10,547                --                --
                                                             -----------       -----------       -----------
Cash, end of period                                          $    23,080       $     8,768       $    23,080
                                                             ===========       ===========       ===========

                            PALOMAR ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
     NOTES TO FINANCIAL STATEMENTS FOR THE PERIODS ENDED SEPTEMBER 30, 2003

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

NOTE B - PREPARATION OF FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the three and nine months ended September 30, 2003, are not necessarily indicative of the results that will be realized for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $5,036,000

Further, the Company has abandoned its initial business plan and a successor business plan to support future operations.

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


2. RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses are charged to operations as incurred. There were no research and development costs incurred in the three and nine months ended September 30, 2003.

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

     As of September 30, 2003, the deferred tax asset is related solely to the Company's net operating loss carryforward and is fully reserved.

5. EARNINGS (LOSS) PER SHARE

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2003, the Company's outstanding warrants are considered anti-dilutive due to the Company's net operating loss position.

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

NOTE F - RELATED PARTY TRANSACTIONS

Upon the change of management occurring on June 11, 2003, the Company granted 12,000,000 shares of the Company's common stock as consideration for services to the two new officers and directors. The issuance of these shares resulted in a controlling ownership of the Company resting with these two individuals. The value of the shares issued, based on the trading price of the stock, was $120,000 and is recorded as an expense incurred in the three months ended June 30, 2003. Additionally, these two new members of management advanced approximately $52,000 in cash to the Company to pay for ongoing operating expenses. Of that amount, $40,000 was paid to members of former management for their assistance in the transition. The advances were repaid in the three months ended September 30, 2003. Two members of the former management entered into consulting agreements with the Company whereby the Company is committed to pay these individuals an aggregate total of $12,600 per month for 12 months.

During the three months ended September 30, 2003, the Company granted 4,000,000 shares of the Company's preferred stock to its two officers and directors as consideration for services. The preferred shares are convertible to common stock at a ratio of 100 to 1. The value of the grant was determined at the relative value of the common shares into which the preferred shares are convertible. That amount was determined to be $4,000,000 based on the $0.01 trading value of the shares. In the three months ended September 30, 2003, the officers converted 3,000,000 of their shares into 300,000,000 shares of common stock.

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

In addition to the common stock warrants, The Company implemented an Employee Stock Incentive Plan ("ESIP") during the three months ended September 30, 2003. During the three months ended September 30, 2003, the Company granted options to acquire 40,000,000 shares and 36,000,000 of those options were exercised by September 30, 2003.

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

PLAN OF OPERATION

     On July 11, 2003, we changed our business model to a business development company with an emphasis in the financial services sector. We currently service the residential mortgage market, with plans to launch a corporate finance division in the near future. We have generated $1,532 in revenues during the quarter ended September 30, 2003. However, we have not yet commenced our planned, principal operations, and we cannot guarantee you that we will be able to generate revenues through our planned residential mortgage operations to sustain our business.

     During the quarter ended September 30, 2003, we have devoted our activities to the following:

     1.   Refining and implementing our business model,

     2.   Establishing a presence on the Internet at www.palomarenterprises.com,

     3. Entering into a joint venture agreement with Prize Pizza, LLC to share in the profits of that company and develop the first location in Tempe Arizona. The Tempe location is in permit phase and expected to be open in December, 2003. The Company will realize 60% of the earnings from the first location with the option to develop additional facilities at the Company's expense. These additional facilities will provide the Company 100% of all earnings generated.

     4.   We have continued our employee stock incentive program.

     During the third quarter of 2003, we made an application with the State of California to operate as a foreign corporation and have been granted the name "Palomar Financial" as a fictitious name. Additionally, we made an application to the Department of Real Estate in the State of California for our mortgage and home loan operations.

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

     As of September 30, 2003, we had $23,080 of cash in hand, compared to $1,127 of cash in the prior quarter. Our current assets of $58,080 are not sufficient to meet our current liabilities of $79,550. Our management believes that our current capital resources are not sufficient to satisfy our cash requirements over the next 12 months. Our independent auditors have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not commenced planned principal operations. If our costs of operations increase disproportionate to our potential revenues, we may need to continue to raise additional capital by issuing equity or debt securities in exchange for cash. Notwithstanding this, there can be no assurance that we will be able to secure additional funds to stay in business.

     In the third quarter of 2003, we continued our stock incentive program which provides for the grant of incentive stock options qualifying under the Internal Revenue Code to our officers and other employees and the grant of non-qualified options to our directors, employees and consultants. Our Incentive Plans allow designated officers, employees and certain non-employees to receive certain options to purchase common stock. The plans are administered by our Board of Directors, who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any. For the nine months ending September 30, 2003, the Company has realized $268,836 from the sale of common stock. The Company currently provides the ESIP to six employees.

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

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

     During the three months ended September 30, 2003, employees' exercised options to acquire 40,000,000 of common stock on a cashless basis through an outside broker.

     During the three months ended September 30, 2003, we issued 18,570,000 shares of common stock to consultants. The stock was valued using the closing price on the date issued.

     During the three months ended September 30, 2003, we issued 3,000,000 shares of common stock for settlement of a debt.

     In the third quarter of 2003, our board of directors approved the issuance of 4,000,000 shares of Series B voting preferred stock to our two officers and directors. Each share of Series B has 100 votes per share and is convertible into 100 shares of our common stock. During the quarter, each officer and director converted 1,500,000 shares of Series B preferred stock into 300,000,000 shares of common stock.

ITEM 6. EXHIBITS

(a) EXHIBITS NAME AND/OR IDENTIFICATION OF EXHIBIT

31.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
       Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
       Section 302 of the Sarbanes-Oxley Act of 2002

32     Certification  Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002

(b) REPORTS ON FORM 8-K

July 11, 2003         Report Items 5
August 12, 2003       Report Items 5 and 9

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PALOMAR ENTERPRISES, INC.
                                         (Registrant)


                                    By: /s/ Steve Bonenberger
                                       -------------------------------
                                       Steve Bonenberger, President

Date: November 10, 2003