Form 10KSB
period 2003-12-31
PALOMAR ENTERPRISES INC
filed 2004-04-13
CIK 1082822

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                -------------------------------------------------

                                   FORM 10-KSB

(Mark  One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

                         COMMISSION FILE NO.  000-32829

                            PALOMAR ENTERPRISES, INC.
               (Exact name of issuer as specified in its charter)

              NEVADA                                    88-0470235
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

1802 N. Carson Str. #212-2705, Carson City, Nevada          89701
                                                          (Zip Code)

       Registrant's telephone number, including area code: (775) 887-0670


Securities registered under Section 12(b) of the Exchange Act:     NONE

Securities registered under Section 12(g) of the Exchange Act:     COMMON STOCK,
                                                      PAR VALUE $0.001 PER SHARE
                                                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State  issuer's  revenues  for  its  most  recent  fiscal  year:  $9,364.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of April 8, 2004 was $1,146,887.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of December 31, 2003: 569,107,857 shares.

     Documents  incorporated  by  reference:  None.

                                            TABLE OF CONTENTS

Item 1.             Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
Item 2.             Description of Property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2
Item 3.             Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7
Item 4.             Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . . . . . . .  7
Item 5.             Market for Common Equity and Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . . .  8
Item 6.             Management's Discussion and Analysis or Plan of Operation. . . . . . . . . . . . . . . . . . . . . .  9
Item 7.             Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13
Item 8.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . 13
Item 8A.            Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15
                    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
Item 9.             Exchange Act . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15
Item 10.            Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18
Item 11.            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters . . . 19
Item 12.            Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . . . 19
Item 13.            Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19
Item 14.            Principal Accountant Fees and Services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20
Index to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-2

                                     PART I
ITEM 1.  BUSINESS.


     Palomar Enterprises, Inc. (hereinafter referred to as "we" or "us") was initially formed for the purpose of developing an aircraft service company for private aircraft owners that would offer on-site preventative maintenance and repair services. There were no material operating activities under this plan, and it was abandoned in 2001.

     In October 2001, we launched a new debt acquisition business whereby we would acquire non-performing debt from financial institutions and use the services of various debtor location services to attempt collection of these purchased amounts. There have been no revenues recorded from this line of business, and we are no longer pursuing it.

     In February 2003, we entered the nutraceutical market. However, our management determined that this business line would be extremely difficult to implement and discontinued all efforts in this field. On July 11, 2003, we changed our business model to a business development company with an emphasis in the financial services sector. We currently service the residential mortgage market, and have launched a corporate finance business. However, we have not yet commenced our planned principal operations, and we cannot guarantee that we will be able to generate revenues through our planned residential mortgage operations to sustain our business.

     From July to December of 2003, we have devoted our activities to the following:

-    Refining  and  implementing  our  business  model,

-    Establishing  a  presence  on  the  Internet at www.palomarenterprises.com,
                                                     --------------------------

- Entering into a joint venture agreement with Prize Pizza, LLC to share in the profits of that company and develop the first location in Tempe, Arizona. The Tempe location is in permit phase and expected to be open in December of 2003. We will realize 60% of the earnings from the first location with the option to develop additional facilities at our expense. These additional facilities will provide us 100% of all earnings generated.

     During the third quarter of 2003, we made an application with the State of California to operate as a foreign corporation and have been granted the name "Palomar Financial" as a fictitious name. Additionally, we made an application to the Department of Real Estate in the State of California for our mortgage and home loan operations.

MARKETS  AND  MARKETING

     During the first half of 2003, we had no operations and limited current assets with which to finance our ongoing operations. On July 11, 2003, we changed our business model to become a development company. We currently have the following operating divisions:

- Financial Services Division, which focuses upon mortgage and home loan origination.

- Corporate Finance Division, with a focus on developing and/or acquiring cash flow positive businesses.

- Real Estate Department to supplement our Financial Services and Corporate Finance divisions; and

- Property Acquisition and Development Division to acquire revenue-generating properties.

     We believe that building awareness of our company is important in expanding our customer base. We currently advertise over the Internet via our website at www.palomar-financial.com. We also rely upon referrals
-------------------------
from past and current customers, as well as from personal and professional contacts of our management and independent contractors. The recurring costs of our marketing efforts are negligible.

     We cannot assure you that we will be successful in attracting new customers, or retaining the future business of existing customers. If we fail to attract and retain customers, we would be unable to generate revenues to support continuing operations.

OUR  ORGANIZATION

     We were organized under the name Palomar Enterprises, Inc. by the filing of the Articles of Incorporation with the Secretary of State of Nevada on March 10, 1999. Our executive office is 1802 Carson Str., St. #212-2705, Carson City, NV. Our telephone number is (775) 887-0670.

CHANGE  IN  CONTROL

     On or about May 16, 2003, our board of directors appointed Steve Bonenberger to serve as our president secretary, chief operating officer and director, and Brent Fouch in the capacity of treasurer, chief operating officer and director. As a result of such appointments, we entered into agreements to secure the employment of Messrs. Bonenberger and Fouch in their respective positions.

     Pursuant to the duly executed employment agreements, Messrs. Bonenberger and Fouch each elected to accept 6,000,000 shares of our restricted common stock in lieu of cash compensation in the amount of $60,000 per person. The aggregate of 12,000,000 shares subject to this transaction were restricted securities as that term is defined in Paragraph (a)(3) of Rule 144, under the Securities Act of 1933, as amended.

SUBSEQUENT  EVENT

     On April 2, 2004, we filed a certificate of designation of our Series B preferred stock with the Secretary of State of Nevada with respect to shares of our preferred stock which were issued on August 18, 2003. Four million shares of the Series B preferred stock had been issued at the time of filing of this Annual Report. All of the issued shares of our Series B preferred stock had been converted into shares of our common stock at the time of the filing of this Annual Report.

FORWARD-LOOKING  STATEMENTS

     Statements in this Form 10-KSB Annual Report may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-KSB Annual Report, including the risks described under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other documents which we file with the Securities and Exchange Commission.

     In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect the financial industries, market and customer acceptance, competition, future government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-KSB Annual Report.

EMPLOYEES

     As of December 31, 2003 we employed six full-time employees. None of these employees are covered under a collective bargaining agreement. Our management does not anticipate the immediate need to hire additional full- or part-time employees over the next 12 months, as the services provided by our officers, directors and current employees appear sufficient at this time. We believe that our operations are currently on a small scale which is manageable by a few individuals, as our responsibilities are related predominantly to administrative duties at this time. While we do not foresee the addition of employees over the next 12 months, if our operations expand beyond our expectations, we may be required to hire personnel to fulfill our needs.

RISK  FACTORS

RISKS  RELATING  TO  OUR  BUSINESS

FUTURE  CAPITAL  REQUIREMENTS;  UNCERTAINTY  OF  FUTURE  FUNDING.

     Our plan of operation calls for additional capital to facilitate growth and support our long-term development and marketing programs. It is likely that we will have to seek additional financing through future public or private sales of our securities, including equity securities. We may also seek funding for the development and marketing of our products through strategic partnerships and other arrangements with investment partners. There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to us, if at all. Any such additional financing may result in significant dilution to existing stockholders. If adequate funds are not available we may be required to curtail one or more of our future programs.

SUBSTANTIAL  DOUBT  THAT  WE  CAN  CONTINUE  AS  A  GOING  CONCERN.

     As of December 31, 2003, we had cash on hand in the amount of $142,893. We expect to incur significant capital expenses in pursuing our plans to increase sales volume, expanding our product lines and obtaining additional financing through stock offerings, or licensing agreements or other feasible financing alternatives. In order for us to continue our operations, we will require additional funds over the next 12 months. While we can generate funds necessary to maintain our operations, without additional funds there will be a reduction in the number of new projects that we could take on, which may have an effect on our ability to maintain our operations. Additional financing may not be available on terms favorable to us, or at all. If additional funds are not available, we may not be able to execute our business plan or take advantage of business opportunities. Our ability to obtain such additional financing and to achieve our operating goals is uncertain. In the event that we do not obtain additional capital or are not able to increase cash flow through the increase of sales, there is a substantial doubt of our being able to continue as a going concern.

     Additionally, it should be noted that our independent auditors have included a going concern opinion and related discussion in the notes to our financial statements. The auditors have included the going concern provision because we have incurred significant and recurring losses and have a large working capital deficit that the auditors believe raises substantial doubt about our ability to continue as a going concern. Until such time we receive additional debt or equity financing, there is a risk that our auditors will continue to include a going concern provision in the notes to our financial statements.

IF WE ARE UNABLE TO GENERATE MARKET ACCEPTANCE FOR OUR PRODUCTS AND SERVICES, WE WILL BE UNABLE TO GENERATE SUFFICIENT REVENUES TO MEET OUR EXPENSES.

     The profit potential of our business model is unproven, and, to be successful, we must, among other things, develop and market solutions that achieve broad market acceptance and recognition by our customers. There can be no assurance that our products and services will achieve broad market acceptance. No assurance can be given that our business model will be successful or that it can sustain revenue growth and maintain sufficient gross margins. No assurance can be given that our products and services will achieve market acceptance by consumers and or businesses or provide acceptable gross margins. Failure to do so may force us to cease our operations.

PROPRIETARY  RIGHTS.

     We intend to closely monitor competing product introductions for any infringement of our proprietary rights. We believe that, as the demand for products such as those developed by us increase, infringement of intellectual property rights may also increase. If certain industry competitors infringe on our proprietary rights, they may have substantially greater financial, technical, and legal resources than we, which could adversely affect our ability to defend our rights. In addition, we could incur substantial costs in defending our rights.

     We anticipate that based on the size and sophistication of our competitors and the history of the industry's rapid technological advances, several competitors may be working to develop our patented technology. We intend to closely monitor any infringement of our proprietary rights. Competitors may have patented applications in progress in the United States that, if issued, could relate to our products. If such patents were to issue, there can be no assurance that the patent holders or licensees will not assert infringement claims against us or that such claims will not be successful. We could incur substantial costs in defending ourselves and our customers against any such claims, regardless of the merits. Parties making such claims may be able to obtain injunctive or other equitable relief that could effectively block our ability to sell our products, and each claim could result in an award of substantial damages. In the event of a successful claim of infringement, we and our customers may be required to obtain one or more licenses from third parties. There can be no assurance that we or our customers could obtain the necessary licenses from third parties or at a reasonable or acceptable cost. Patent litigation could be very expensive, and there is no assurance that it would not have an adverse effect on our business, financial condition and results of operations.

DEPENDENCE  ON  KEY  EMPLOYEES.

     Our business is dependent upon our senior executive officers, principally, Steven Bonenberger, our president and chief executive officer, who is responsible for our operations, including marketing and business development and Brent Fouch, our chief financial officer and treasurer. Although we do have an employment agreement with Messrs. Bonenberger and Fouch, the term of the agreement is one year. Should Messrs. Bonenberger or Fouch leave our employ after one year following the execution of the employment agreement, our business may be adversely affected. In the event of future growth in administration, marketing, manufacturing and customer support functions, we may have to increase the depth and experience of our management team by adding new members. Our success will depend to a large degree upon the active participation of our key officers and employees. Loss of services of any of the current officers and directors, especially Messrs. Bonenberger and Fouch, could have a significant adverse effect on our operations and prospects. There can be no assurance that we will be able to employ qualified persons on acceptable terms to replace officers who become unavailable.

NEED  FOR  ADDITIONAL  SPECIALIZED  PERSONNEL.

     Although our management is committed to the business and continued development and growth of the business, the addition of specialized key personnel and sales persons to assist us in our expansion of our national operations will be necessary. There can be no assurance that we will be able to locate and hire such specialized personnel on acceptable terms.

WE  MAY  FACE  SIGNIFICANT  COMPETITION.

     The industry in which we compete is highly fragmented. We believe there are many small, local competitors who are both better funded and operate more efficiently. Many of those entities are more experienced and possess substantially greater financial, technical and personnel resources than us. While we hope to be competitive with other similar companies, there can be no assurance that such will be the case.

DEPENDENCE  ON  ABILITY  TO  MARKET  PRODUCTS  AND  SERVICES.

     Due to our limited resources, the sales and marketing of our products has been limited to date. Our success is dependent upon our ability to market and sell our products and services with such limited resources.

RISKS  RELATING  TO  OUR  STOCK

WE MAY NEED TO RAISE ADDITIONAL CAPITAL. IF WE ARE UNABLE TO RAISE NECESSARY ADDITIONAL CAPITAL, OUR BUSINESS MAY FAIL OR OUR OPERATING RESULTS AND OUR STOCK PRICE MAY BE MATERIALLY ADVERSELY AFFECTED.

     Because we are a newly operational company, we need to secure adequate funding. If we are unable to obtain adequate funding, we may not be able to successfully develop and market our products and services and our business will most likely fail. We do not have commitments for additional financing. To secure additional financing, we may need to borrow money or sell more securities, which may reduce the value of our outstanding securities. We may be unable to secure additional financing on favorable terms or at all.

     Selling additional stock, either privately or publicly, would dilute the equity interests of our stockholders. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. If we are unable to obtain adequate financing, we may have to curtail business operations which would have a material negative effect on operating results and most likely result in a lower stock price.

OUR COMMON STOCK HAS EXPERIENCED IN THE PAST, AND IS EXPECTED TO EXPERIENCE IN THE FUTURE, SIGNIFICANT PRICE AND VOLUME VOLATILITY, WHICH SUBSTANTIALLY INCREASES THE RISK THAT YOU MAY NOT BE ABLE TO SELL YOUR SHARES AT OR ABOVE THE PRICE THAT YOU PAY FOR THE SHARES.

     Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. During 2002 and 2003, and through the date of this Annual Report, our common stock was sold and purchased at prices that ranged from a high of $0.95 to a low of $0.005 per share. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such lack of liquidity as the price for our common stock may suffer greater declines due to its price volatility.

     The price of our common stock that will prevail in the market may be higher or lower than the price you pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

-    Variations in our quarterly operating results;

-    Our ability to complete the research and development of our technologies;

-    The development of a market in general for our products and services;

-    Changes in market valuations of similar companies;

- Announcement by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

-    Loss of a major customer or failure to complete significant transactions;

-    Additions or departures of key personnel; and

-    Fluctuations in stock market price and volume.

     Additionally, in recent years the stock market in general, and the OTC Bulletin Board and technology stocks in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance.

     Over the past few months, there have been periods of significant increases in trading volume of our common stock during which the price of our stock has both increased and decreased. The historical trading of our common stock is not necessarily an indicator of how it will trade in the future and our trading price as of the date of this Annual Report does not necessarily portend what the trading price of our common stock might be in the future.

     In the past, class action litigation has often been brought against companies following periods of volatility in the market price of the common stock of those companies. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

OUR DIRECTORS HAVE THE RIGHT TO AUTHORIZE THE ISSUANCE OF PREFERRED STOCK AND ADDITIONAL SHARES OF OUR COMMON STOCK.

     Our directors, within the limitations and restrictions contained in our articles of incorporation and without further action by our stockholders, have the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights, and terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series. We have no intention of issuing preferred stock at the present time. Any issuance of preferred stock could adversely affect the rights of holders of our common stock.

     Should we issue additional shares of our common stock at a later time, each investor's ownership interest in our stock would be proportionally reduced. No investor will have any preemptive right to acquire additional shares of our common stock, or any of our other securities.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

     Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

     The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Inasmuch as that the current bid and ask price of common stock is less than $5.00 per share, our shares are classified as "penny stock" under the rules of the SEC. For any transaction involving a penny stock, unless exempt, the rules require:

- That a broker or dealer approve a person's account for transactions in penny stocks; and

- The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

     In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

- Obtain financial information and investment experience objectives of the person; and

- Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

     The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

- Sets forth the basis on which the broker or dealer made the suitability determination; and

- That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

     Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

     Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and `remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

CERTAIN NEVADA CORPORATION LAW PROVISIONS COULD PREVENT A POTENTIAL TAKEOVER, WHICH COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

     We are incorporated in the State of Nevada. Certain provisions of Nevada corporation law could adversely affect the market price of our common stock. Because Nevada corporation law requires board approval of a transaction involving a change in our control, it would be more difficult for someone to acquire control of us. Nevada corporate law also discourages proxy contests making it more difficult for you and other shareholders to elect directors other than the candidate or candidates nominated by our board of directors. Our articles of incorporation and by-laws contain no similar provisions.

WE  HAVE  NO  PLANS  TO  PAY  DIVIDENDS  ON  OUR  COMMON  STOCK

     We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

ITEM 2. DESCRIPTION OF PROPERTY.

     Our administrative offices are located at 120 Birmingham St., Suite 110-G, Cardiff, California 92007. We lease our offices under an operating lease that expires in January 2005. The monthly cost of the lease is $1,600.00+(utilities not included).

     We recently purchased a single-family residence located at 4469 Gladstone Court, Carlsbad, California 92008. The property measures approximately 1,000 square feet, is in good condition and adequately suited for leasing. The property is currently vacant and we believe that the house is adequately covered by insurance.

     The property was acquired for $377,050 from an unrelated third-party. The property was paid for in full on March 16, 2004.

ITEM 3. LEGAL PROCEEDINGS.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock is quoted on the OTC Bulletin Board under the symbol "PALR." The following table sets forth, for the fiscal quarters indicated, the high and low bid prices. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

CALENDAR YEAR 2002   HIGH BID   LOW BID
First Quarter       $   0.385  $  0.090
Second Quarter          0.110     0.071
Third Quarter           0.950     0.050
Fourth Quarter          0.100     0.050

CALENDAR YEAR 2003   HIGH BID   LOW BID
First Quarter       $   0.950  $  0.040
Second Quarter          0.060     0.004
Third Quarter           0.024     0.004
Fourth Quarter          0.015     0.005


     We currently have approximately 569,107,857 shares of $0.001 par value common stock issued and outstanding. Our shares of common stock are held by approximately 1000+ stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     See Item 11 of this Annual Report.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     On April 11, 2002, a founding shareholder surrendered and cancelled 2,400,000 shares of common stock for no consideration. The effect of this action was to reallocate the par value of the surrendered shares to additional paid-in capital.

     During the year ended December 31, 2002, we raised $137,040 net of brokerage commissions of $9,460 through two private placements of our common stock. We issued 1,615,000 shares in these transactions at an average price of approximately $0.09 per share.

     During the year ended December 31, 2002, we issued 612,857 shares of common stock in consideration for services. Of the 612,857 shares issued, 60,000 were issued at $0.06 per share; and the remaining 552,857 were issued at $0.07 per share. We recognized expenses of $42,300 for the issuance of these shares. The value used was the trading value of the stock on the date we entered into the agreements.

     In the year ended December 31, 2003, we created Series B preferred stock with a par value of $0.001 by a resolution of the board of directors. The preferred stock is convertible into common stock at a ration of 100 shares of common stock to one share of preferred stock. 5,000,000 shares of the Series B preferred stock has been authorized for issuance. On August 18, 2003, we issued 2 million shares of the Series B preferred stock to each of Mr. Steven Bonenberger and Mr. Brent Fouch. At December 31, 2003, all issued shares of the preferred stock had been converted to common stock.

SECTION  15(g)  OF  THE  EXCHANGE  ACT

     The shares of our common stock are covered by Section 15(g) of the Exchange Act, and Rules 15g-1 through 15g-6 promulgated thereunder, which impose additional sales practice requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors.

     Rule 15g-2 declares unlawful any broker-dealer transactions in "penny stocks" unless the broker-dealer has first provided to the customer a standardized disclosure document.

     Rule 15g-3 provides that it is unlawful for a broker-dealer to engage in a "penny stock" transaction unless the broker-dealer first discloses and subsequently confirms to the customer the current quotation prices or similar market information concerning the penny stock in question.

     Rule 15g-4 prohibits broker-dealers from completing "penny stock" transactions for a customer unless the broker-dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

     Rule 15g-5 requires that a broker-dealer executing a "penny stock" transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales person's compensation.

     Our common stock may be subject to the foregoing rules. The application of the "penny stock" rules may affect our stockholders' ability to sell their shares because some broker-dealers may not be willing to make a market in our common stock because of the burdens imposed upon them by the "penny stock" rules.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     Statements included in this Management' Discussion and Analysis or Plan of Operation, and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for companies similar to us, and (ii) lack of resources to maintain our good standing status and requisite filings with the Securities and Exchange Commission. The foregoing list should not be construed as exhaustive and we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

CRITICAL  ACCOUNTING  POLICIES

     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policy involve the most complex, difficult and subjective estimates and judgments.

STOCK-BASED  COMPENSATION

     In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

     We elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

YEAR  2003  COSTS  AND  CHANGES  IN  FINANCIAL  CONDITIONS

     As of the date of this report, we have not engaged in any business activities which provide cash flow, and have not recorded any revenues from operations.

RESULTS  OF  OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2002

     In the twelve months ended December 31, 2003, we generated $9,364 revenues compared to no revenues generated during the twelve months ended December 31, 2002. Revenues were generated from commissions earned as a result of mortgage loan origination fees.

     The total operating expenses for the twelve months ended December 31, 2003 were approximately $5,336,295 consisting primarily of consulting, legal and professional fees aggregating $4,969,650. Payroll and related expenses were $202,193 and general and administrative expenses totaled $151,670. Our management believes that these costs will be recurring and there is nothing to suggest any substantial reduction or increase for the foreseeable future.

     During the twelve months ended December 31, 2002 total operating expenses were $132,751, consisting primarily of $46,364 in consulting, legal and professional fees, as well as $41,274 in payroll and related expenditures. Facilities rent and expenses amounted to $26,652. These expenses were incurred in pursuit of our previous business model and thus, our management does not believe a comparison of these results with results for the year 2003 and going forward will be indicative of our future operations.

     In the twelve months ended December 31, 2003, our operations resulted in net loss of approximately $5,326,931 as compared to net loss of approximately $134,260 for the twelve months ended December 31, 2002. As a result, our retained deficit aggregated to $5,472,991. We expect to continue to experience net losses going forward in the foreseeable future.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At December 31, 2003, we had current assets of $143,785 consisting of cash in the amount of $142,893 and prepaid expenses of $892. As discussed by our accountants in the audited financial statements included in Item 7 of this Annual Report on Form 10-KSB, our revenue is currently insufficient to cover our costs and expenses.

     We anticipate that our current financing strategy of private debt and equity offerings will meet its anticipated objectives and business operations for the next 12 months. We continue to evaluate opportunities for corporate development. Subject to our ability to obtain adequate financing at the applicable time, we may enter into definitive agreements on one or more of those opportunities.

     Our independent auditor's report on our December 31, 2003 financial statements included in this Annual Report states that our lack of sources of revenues raise substantial doubts about our ability to continue as a going concern.

RECENT  ACCOUNTING  PRONOUNCEMENTS

     The Company adopted SFAS No. 142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

     Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on the Company's consolidated financial statements SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

     SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.

     In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale- leaseback transactions. We do not expect the adoption to have a material impact to our financial position or results of operations.

     In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not expect the adoption to have a material impact to our financial position or results of operations.

     In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this statement did not have a material impact to our financial position or results of operations as we have not engaged in either of these activities.

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on our financial position or results of operations as we have not elected to change to the fair value based method of accounting for stock-based employee compensation.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not expect the adoption to have a material impact to our financial position or results of operations.

     In April 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on our results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our results of operations or financial position.

RECENT  DEVELOPMENTS

     During the first half of 2003, we had no operations and limited current assets with which to finance our ongoing operations. On July 11, 2003, we changed our business model to become a development company with two operating divisions:

-    Financial Services, which focuses upon mortgage and home loan origination.

- Corporate Finance, with a focus on developing and/or acquiring cash flow positive businesses.

     During 2003, we filed initial documentation with the California Department of Real Estate. In addition, on August 11, 2003, we entered into a Joint Venture Agreement with Prize Pizza, LLC, a Delaware limited liability company to develop the Prize Pizza restaurant concept and begin establishing locations with the United States and abroad.

     In September of 2003, we announced plans for the construction of the first Prize Pizza location in Tempe, Arizona. We also posted our first revenues of $1,532 from our real estate consulting services. In September 2003, the State of California granted us a certificate of good standing to do business as a foreign corporation.

     During October, we began construction of the Prize Pizza location in Arizona, with scheduled completion in 2004. We met with representatives of K & S Family Entertainment, LLC, a Nevada limited liability company, to discuss bringing the Prize Pizza concept to New Mexico and Colorado. Our management also traveled to Germany on a fact-finding mission. The results of this is that Palomar Enterprises, Inc. (PALR) is now also traded on the Berlin Stock Exchange with the German Securities Code (WKN) 913524.

     On December 2, 2003, we entered into a joint venture agreement with K & S Family Entertainment to develop Prize Pizza locations in New Mexico and Colorado. During December, we were granted a license by the California Department of Real Estate to serve the real estate and lending markets. As a result, we engage our first agents to support or real estate operations and begin the certification process with lending organizations to become a mortgage originator. We also signed a letter of intent with William Woo to bring Prize Pizza to China.

     Our  plans  for  2004  include:

- Creating our Real Estate division to supplement our Financial Services and Corporate Finance divisions.

-    Introduce a fourth business division - Property Acquisition and Development
     - and acquire revenue-generating properties.

- Prepare marketing and advertising programs for all of our operations, as well as contract an advertising agency to implement our programs in the northern San Diego, California area.

- Develop a real estate and home lending web site at www.palomar-financial.com.

- Hire additional agents for our real estate and financial services divisions.

-    Bring Prize Pizza in Tempe on-line.

-    Begin construction of Prize Pizza in New Mexico.

OFF-BALANCE  SHEET  ARRANGEMENTS

     We  do  not  have  any  off-balance  sheet  arrangements.

ITEM 7. FINANCIAL STATEMENTS.

     The financial statements and related notes are included as part of this Annual Report as indexed in the appendix on page F-1 through F-18.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On March 26, 2003, we dismissed our independent auditors S.W. Hatfield, CPA effective as of that date. The decision to dismiss S.W. Hatfield, CPA was approved and recommended by our board of directors.

     On March 31, 2003 we engaged Epstein, Weber & Conover, P.L.C., Certified Public Accountants, to serve as our independent auditor audit firm. The decision to engage Epstein, Weber & Conover, P.L.C. was approved by our board of directors.

     S.W. Hatfield, CPA 's report on our financial statements for the fiscal year ended December 31, 2001 and the interim period through March 26, 2003 did not contain an adverse opinion or disclaimer of opinion and were not qualified as to audit scope or accounting principles, except that the opinion did express substantial doubt about our ability to continue as a going concern.

     During our two most recent fiscal years ended December 31, 2001 and interim periods through the date of this Form 8-K, there were matters of disagreement with the former auditor concerning a S-8 filing and the purchase of our securities during the third quarter of 2002 fiscal year.

     We filed a Form S-8 to register shares to be used as compensation for Kelly Black, a consultant hired by the Company to prepare a business plan and to perform certain functions related to the marketing of our new products. The Form S-8 was rescinded when we learned that it was erroneously filed it without the consent of our then-auditor. An independent attorney advised us that auditor review was not required for the filing of our Form S-8. Mr. Hatfield informed us that the Form S-8 did need to be reviewed by him and that the filing required his consent. We complied by immediately rescinding the S-8 filing. In our view and opinion there was no disagreement with the auditor's recommendation and we believed that the issue had been resolved to Mr. Hatfield's satisfaction.

     During the fiscal third quarter of 2002 we purchased our common stock on the open market in an account owned by our principal, which was disclosed in our third quarter Form 10-QSB for the year 2002. The shares were purchased solely for our treasury account. On 08/23/02 140,000 shares were purchased, on 08/26/02 150,000 shares were purchased, 09/09/02 50,000 shares were purchased, and on 09/12/02 40,000 shares were purchased. After the purchase of the shares, the shares were then transferred immediately into our brokerage account. There was no intent to defraud or manipulate our stock price. As a result of this mistake there was no effect upon our stock price. The appropriate documents have been filed with the SEC to reflect this particular transaction, namely, a Form 8-K Filed 11/20/2002 and a Form 4 was filed under separate cover on 09/30/02.

     The shares were purchased solely for our treasury account. Two transactions (8/23/02 & 8/26/02) regarding the purchase of our stock involved the utilization of an affiliate's brokerage account acting on our behalf, because there was a problem opening a brokerage account in the name of our Company. After the problem with our account was solved, all the shares were transferred into our account on 09/10/02.

     Mr. Hatfield was of the opinion that we should not have purchased the shares in an affiliate's account, and we agree with his opinion. The affiliate's account was used solely to facilitate the purchase until our own account could be established. There was no intent to misrepresent or manipulate the price of our stock. On 09/09/02, there a sale of stock resulted from a check not clearing in time at the brokerage firm so the clearing firm Bear Sterns sold the shares. As a result of this mistake there was no effect on our stock price. For the last purchase transaction after the check cleared (09/12/02), we utilized the brokerage account in our own corporate name. After these transactions, we filed a form 4 with the SEC on 9/30/02. Upon Mr. Hatfield's recommendation that we file a Form 3 instead of a Form 4, we filed the Form 3 on 10/22/02. Mr. Hatfield also suggested we file an 8-K so we filed an 8-K regarding this matter. Because there was no formal board of directors at that time, our then- president and vice president made an administrative decision to purchase the above-mentioned transactions. It was Mr. Hatfield's opinion that we did not handle the filings in a timely manner. Upon Mr. Hatfield raising these issues, we followed all of the reporting advice suggested by Mr. Hatfield. We had regretfully failed to make certain timely disclosures on these matters. We did not believe that we were required to make a formal announcement of a share buy-back program. Again, we believe that we had resolved these matters to the satisfaction of Mr. Hatfield.

     The transactions involving the purchase of our securities via loans to an affiliated company using their brokerage account and the delay in our filing the appropriate insider trading activity reports with the U. S. Securities and Exchange Commission (SEC) are potential contingencies on our part and on the part of our officers and directors under Sarbanes-Oxley Act of 2002. At this time, the impact on our financial condition, our operations and/or our officers and directors, if any, is unknown.

     Regarding these two issues, it is our opinion there are no disagreements, only difference of opinions with Mr. Hatfield.

     S.W. Hatfield, CPA has not advised the registrant of the matters outlined in Item 304 (a)(1)(iv)(B) of Regulation S-B with respect to internal accounting controls, management representations, scope of the audit and material matters coming to their attention that would impact the financial statements and their audit report for our two most recent fiscal years ended December 31, 2001 and interim periods through the date of this Form 8-K.

     Prior to engaging Epstein, Weber & Conover, PLC, we have not consulted with them on the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the registrant's financial statements.

     We have provided the former accountants with a copy of our Current Report on Form 8-K/A before its filing with the Commission. We have requested the former accountants to furnish us with a letter addressed to the Commission stating whether it agrees with the statements made by us in such report and, if not, stating the respects in which they do not agree. We have included the former accountant's letter as an exhibit to our Form 8-K/A filed with the SEC on April 25, 2003.

ITEM 8A. CONTROLS AND PROCEDURES.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

     Evaluation of disclosure and controls and procedures. As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal controls over financial reporting. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following table furnishes the information concerning our directors and officers.

    NAME            AGE                POSITION                    POSITION HELD
    ----            ---                --------                    -------------
                                                                       SINCE
                                                                       -----
Steven Bonenberger  48   President, secretary, director and chief       2003
                                    executive officer
Brent Fouch         35   Chief operating officer, director and          2003
                                       treasurer

     The members of our board of directors are subject to change from time to time by the vote of the stockholders at special or annual meetings to elect directors. The number of the directors may be fixed from time to time by resolution duly passed by our board. Each director is elected for a period of one year at the annual meeting of our stockholders, and will hold office for the term for which elected and until his successor is elected and qualified or until his earlier death, resignation or removal. Vacancies and newly created directorships resulting from any increase in the number of authorized directors may generally be filled by a majority of the directors then remaining in office. The directors elect officers annually. There are no family relationships among our directors and officers.

     We may employ additional management personnel, as our board of directors deems necessary. We have not identified or reached an agreement or understanding with any other individuals to serve in management positions, but do not anticipate any problem in employing qualified staff.

     A description of the business experience during the past several years for each of our directors and executive officers is set forth below.

     Steve Bonenberger: During the past five years, Mr. Bonenberger was the managing director of B.M.M., LLC, a corporate consulting firm. Going forward, he intends to devote significantly all of this time to the furtherance of our operations.

     Brent Fouch: Over the past four years, Mr. Fouch has been a corporate consultant. Mr. Fouch intends to serve as our chief operating officer, director and treasurer full-time.

SECTION  16(a)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the Securities and Exchange Commission. Such persons are also required to furnish us with copies of all forms so filed.

     Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that during the year ended December 31, 2003, our executive officers, directors and greater than 10 percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements.

COMMITTEES  OF  THE  BOARD  OF  DIRECTORS

     Compensation Committee. Our board of directors has created a compensation committee. However, no members of the committee have been appointed and the committee has not been formally organized. The compensation committee will make recommendations to the board of directors concerning salaries and compensation for our executive officers and employees. We have adopted a charter for the compensation committee.

     Audit Committee. Our board of directors has created an audit committee which is directly responsible for the appointment, compensation, and oversight of the work of any registered public accounting firm employed by us (including resolution of disagreements between our management and the auditor regarding financial disclosure) for the purpose of preparing or issuing an audit report or related work. The audit committee will also review and evaluate our internal control functions. However, no members of the committee have been appointed and the committee has not been formally organized. We have adopted a charter for the audit committee.

CHANGE  IN  CONTROL

     On May 16, 2003, the new board of directors elected the following officers:

            OFFICE                           NAME              AGE
            ------                           ----              ---
President, secretary and chief         Steven Bonenberger      48
     executive officer
Chief operating officer and treasurer     Brent Fouch          35

     Security Ownership of Certain Beneficial Owners and Management. The following table sets forth, as of December 31, 2004, information concerning ownership of our securities by:

- Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

-    Each director;

-    Each named executive officer; and

-    All directors and officers as a group.

                                                               SHARES OF COMMON STOCK
                                                               -----------------------
                                                               BENEFICIALLY OWNED (2)
                                                               ----------------------
NAME OF BENEFICIAL OWNER (1)                                       NUMBER      PERCENT
---------------------------------------------------  -----------------------  --------
Steven Bonenberger . . . . . . . . . . . . . . . . .             206,000,000    36.20%
Brent Fouch. . . . . . . . . . . . . . . . . . . . .             206,000,000    36.20%
                                                     -----------------------  --------
All officers and directors as a group (two persons)              412,000,000    72.40%

--------------------

(1) Unless otherwise indicated, the address for each of these stockholders is c/o Palomar Enterprises, Inc., 120 Birmingham St., Suite 110-G, Cardiff, California 92007. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock which he or she beneficially owns.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. As of the date of this Annual Report, there were issued and outstanding 569,107,857 shares of our common stock.

     There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of Palomar Enterprises, Inc.

     There are no arrangements or understandings among members of both the former and the new control groups and their associates with respect to election of directors or other matters.

CODE  OF  ETHICS

     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote:

- Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

- Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the SEC and in other public communications made by us;

-    Compliance with applicable governmental laws, rules and regulations;

- The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

-    Accountability for adherence to the code.

     A copy of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions is attached to this Annual Report as an exhibit. We have filed with the SEC a copy of the code of ethics attached hereto. We have posted a copy of the code of ethics on our website at www.palomarenterprises.com.

     We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 1802 North Carson Street, #212-2705, Carson City, Nevada 89701, telephone number (775) 887-0670.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY  COMPENSATION  TABLE

     The following table provides certain summary information concerning the compensation earned by the named executive officers (determined as of the end of the last fiscal year) for services rendered in all capacities to Palomar Enterprises, Inc. and our subsidiaries for the fiscal years ended December 31, 2003, 2002 and 2001, before the exchange with Palomar on January 21, 2004.


                           SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------
                                    ANNUAL COMPENSATION              LONG TERM COMPENSATION
                               ------------------------------  ------------------------------------
                                                                          AWARDS           PAYOUTS
                                                               -------------------------  ---------
                                                               RESTRICTED    SECURITIES
                                                OTHER ANNUAL      STOCK      UNDERLYING      LTIP      ALL OTHER
NAME AND PRINCIPAL             SALARY   BONUS   COMPENSATION    AWARD(S)    OPTIONS/SARS   PAYOUTS   COMPENSATION
    POSITION             YEAR    ($)     ($)         ($)           ($)           (#)         ($)          ($)
------------------------------------------------------------------------------------------------------------------
Steven Bonenberger       2003   25,842    0        99,500        60,000           0           0            0
Chief Executive Officer  2002
and President            2001

Brent Fouch              2003   34,838    0        95,031        60,000           0           0            0
Chief Operating Officer  2002
and Treasurer            2001
------------------------------------------------------------------------------------------------------------------

     Before December 31, 2003, we had no long-term incentive compensation plan for our executive officers and employees. We do not award stock appreciation rights or long term incentive plan pay-outs.

OPTIONS  GRANTED  TO  EMPLOYEES  IN  FISCAL  2003

     No stock options were granted to (executive) employees during fiscal year ended December 31, 2003.

COMPENSATION  OF  DIRECTORS

     In the fiscal year ended December 31, 2003, we paid no compensation to our directors for their services as directors.

EMPLOYMENT  AGREEMENTS

     On May 7, 2003, we entered into an employment and stock purchase agreement with Steven Bonenberger. Pursuant to the agreement, Mr. Bonenberger agreed to remain in our employ for the term of one year. Mr. Bonenberger's minimum annual compensation is $60,000. In addition to the minimum annual compensation, Mr. Bonenberger is entitled to receive payments under our incentive compensation and/or bonus program(s) (as in effect from time to time), if any, in such amounts as are determined by us to be appropriate for similarly situated employees. In lieu of the $60,000 minimum annual compensation, Mr. Bonenberger elected to purchased from us 6,000,000 shares of our restricted common stock at the price of $0.01 per share.

     On May 7, 2003, we entered into an employment and stock purchase agreement with Brent Fouch. Pursuant to the agreement, Mr. Fouch agreed to remain in our employ for the term of one year. Mr. Fouch's minimum annual compensation is $60,000. In addition to the minimum annual compensation, Mr. Fouch is entitled to receive payments under our incentive compensation and/or bonus program(s) (as in effect from time to time), if any, in such amounts as are determined by us to be appropriate for similarly situated employees. In lieu of the

$60,000 minimum annual compensation, Mr. Fouch elected to purchased from us 6,000,000 shares of our restricted common stock at the price of $0.01 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY  COMPENSATION  PLAN  INFORMATION

SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  EQUITY  COMPENSATION  PLANS

     The following table provides information as of the end of the most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

-    All compensation plans previously approved by security holders; and

-    All compensation plans not previously approved by security holders.

                                                                                                NUMBER OF SECURITIES REMAINING
                                 NUMBER OF SECURITIES TO BE                                      AVAILABLE FOR FUTURE ISSUANCE
                                  ISSUED UPON EXERCISE OF         WEIGHTED-AVERAGE EXERCISE        UNDER EQUITY COMPENSATION
                               OUTSTANDING OPTIONS, WARRANTS    PRICE OF OUTSTANDING OPTIONS,     PLANS (EXCLUDING SECURITIES
                                         AND RIGHTS                  WARRANTS AND RIGHTS           REFLECTED IN COLUMN (a))
     PLAN CATEGORY                          (a)                              (b)                              (c)
     -------------                          ---                              ---                              ---

Equity compensation plans               287,000,000                    $    0.009                         203,750,000
approved by security holders
Equity compensation plans not                 0                               0                                0
approved by security holders
Total                                   287,000,000                    $    0.009                         203,750,000

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Upon the change of management occurring on June 11, 2003, we granted 12,000,000 shares of our common stock as consideration for services to Steve Bonenberger and Brent Fouch, our new officers and directors. The issuance of these shares resulted in a controlling ownership of our Company resting with these two individuals. The value of the shares issued, based on the trading price of the stock, was $120,000. Additionally, these two new members of management advanced approximately $52,000 in cash to us to pay for ongoing operating expenses. Of that amount, $40,000 was paid to members of former management for their assistance in the transition. Two members of the former management entered into consulting agreements with us whereby we are committed to pay these individuals an aggregate total of $12,600 per month for 12 months.

     On August 18, 2003 we granted 4,000,000 shares of our preferred stock to our two officers and directors as consideration for services. The preferred shares are convertible to common stock at a ratio of 100 to 1. The value of the grant was determined at the relative value of the common shares into which the preferred shares are convertible. That amount was determined to be $4,000,000 based on the $0.01 trading value of the shares. The officers converted 4,000,000 of their shares into 400,000,000 shares of common stock during the fiscal year ended December 31, 2003.

     We contract with two companies owned by our officers for management services. These companies were paid $194,531 and $0 for services provided in the years ended December 31, 2003 and 2002, respectively. The officers received compensation of $182,681 and $0 in the years ended December 31, 2003 and 2002, respectively.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Financial Statements

     None.

     (b)  Exhibits


EXHIBIT
-------
  NO.                                IDENTIFICATION OF EXHIBIT
  ---                                -------------------------

3.1 *    Articles of Incorporation included as an exhibit to Form SB-2 filed February 5, 2002.
3.2 *    By-laws included as an exhibit to Form SB-2 filed February 5, 2002.
         Steven Bonenberger Employment and Stock Purchase Agreement, included as an exhibit to Form 8-K
10.1 *   filed on June 26, 2003.
         Steven Bonenberger Employment and Stock Purchase Agreement, included as an exhibit to Form 8-K
10.2 *   filed on June 26, 2003.
10.3 *   Joint Venture Agreement with Prize Pizza, LLC included as an exhibit to Form 8-K filed August 12, 2003
         Joint Venture Agreement with K&S Family Entertainment,  LLC included as an exhibit to Form 8-K filed
10.4 *   December 5, 2003
14 **    Code of Ethics
         Certification of Steven Bonenberger, President and Chief Executive Officer of Palomar Enterprises, Inc.,
31.1 **  pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
         Certification of Brent Fouch, Chief Financial Officer and Treasurer of Palomar Enterprise, Inc., pursuant
31.2 **  to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
         Certification of Steven Bonenberger, President and Chief Executive Officer of Palomar Enterprises, Inc.,
32.1 **  pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
         Certification of Brent Fouch, Chief Financial Officer and Treasurer of Palomar Enterprises, Inc., pursuant
32.2 **  to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

-----------------------
*    Previously filed.

**   Filed herewith.

     (c)  Reports on Form 8-K.

          - Form 8-K filed April 1, 2003 regarding change in our certifying accountant.

          - Form 8-K/A filed April 8, 2003 regarding change in our certifying accountant.

          - Form 8-K filed April 16, 2003 regarding change in our certifying accountant.

          - Form 8-K/A filed April 25, 2003 regarding change in our certifying accountant.

          - Form 8-K filed May 20, 2003 regarding change in control and the appointment of Messrs. Bonenberger and Fouch as our officers and directors.

          - Form 8-K/A filed June 26, 2003 regarding change in control and the resignations of our directors.

          - Form 8-K filed July 11, 2003 regarding changed in our business model to a business development company with an emphasis in the financial services sector.

          - Form 8-K filed August 12, 2003 regarding our entry into a Joint Venture Agreement with Prize Pizza, LLC, a Delaware limited liability company.

          - Form 8-K filed December 5, 2003 regarding our entry into a Joint Venture Agreement with K&S Family Entertainment, LLC, a Nevada limited liability company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT  FEES

     The aggregate fees billed by Epstein, Weber & Conover, PLC for professional services rendered for the audit of our annual financial statements for fiscal year 2003 were $ 14,910.

     The aggregate fees billed by Scott Hatfield, CPA for professional services rendered for the audit of our annual financial statements for fiscal year 2002 were $8,898.

AUDIT-RELATED  FEES

     There were no fees billed by Epstein, Weber and Conover, P.L.C. for professional services rendered for audit related matters.

ALL  OTHER  FEES

     There were no other fees billed by Epstein, Weber and Conover, P.L.C. for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PALOMAR ENTERPRISES, INC.



Date:  April  14,  2004
                                          By /s/ Steven Bonenberger
                                             --------------------------
                                              Steven Bonenberger,
                                              President, Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        SIGNATURE                       TITLE                      DATE
------------------------  ----------------------------------  --------------


  /s/ Steven Bonenberger  President, Chief Executive Officer  April 14, 2004
------------------------
STEVEN BONENBERGER                   and Director


  /s/ Brent Fouch         Treasurer, Chief Operating Officer  April 14, 2004
------------------------
BRENT FOUCH                          and Director

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




                       FINANCIAL STATEMENTS AND SCHEDULES

                           DECEMBER 31, 2003 AND 2002




                         FORMING A PART OF ANNUAL REPORT

                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934




                            PALOMAR ENTERPRISES, INC.

                            PALOMAR ENTERPRISES, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                                            Page No.
Report of Independent Certified Public Accountants                                          F-3

Balance Sheet at December 31, 2003                                                          F-4

Statement of Losses for the years ended of December 31, 2003 and 2002 and the period from
March 10, 1999 (date of inception) through December 31, 2003                                F-5

Statement of Deficiency in Stockholders' Equity for the years ended December 31, 2003 and
2002 and the period from March 10, 1999 (date of inception) through December 31, 2003       F-6

Statement of Cash Flows for the years ended December 31, 2003 and 2002 and the period from
March 10, 1999 (date of inception) through December 31, 2003                                F-7

Notes to Financial Statements                                                               F-8 to F-15

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
Palomar Enterprises, Inc.


We have audited the balance sheet of Palomar Enterprises, Inc. (a Development Stage Company), (the "Company"), as of December 31, 2003 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Palomar Enterprises, Inc. as of December 31, 2003 and the results of its operations and cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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



/s/ EPSTEIN, WEBER & CONOVER, P.L.C.
------------------------------------
    Scottsdale, Arizona
    March 31, 2003

                            PALOMAR ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2003

ASSETS
CURRENT ASSETS
   Cash                                                       $   142,893
   Prepaid Expenses                                                   892
                                                              ------------
TOTAL CURRENT ASSETS                                                         $143,785

OTHER ASSETS - Deposits                                                           875

                                                                             ---------
TOTAL ASSETS                                                                 $144,660
                                                                             =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value, 1,000,000,000 shares
      authorized, 569,107,857 shares issued and outstanding       569,107
   Additional paid-in capital                                   5,077,018
   Deficit accumulated during the development phase            (5,474,047)
                                                              ------------
                                                                  172,078
   Treasury Stock - at cost (280,000 shares)                      (27,418)
                                                              ------------
      Total stockholders' equity                                              144,660

                                                                             ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $144,660
                                                                             =========


(See  accompanying  notes  to  financial  statements)

                                    PALOMAR ENTERPRISES, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENT OF LOSSES


                                               FOR THE YEAR     FOR THE      PERIOD FROM MARCH
                                                  ENDED        YEAR ENDED    10, 1999 (DATE OF
                                                 DECEMBER       DECEMBER     INCEPTION) THROUGH
                                                 31,2003        31,2002       DECEMBER 31,2003
                                              --------------  ------------  --------------------

REVENUE                                       $       9,364   $         -        $        9,364

COSTS AND EXPENSES:
   General and administrative expense               151,670        18,461               181,931
   Facilities Rent and Expenses                      12,782        26,652                39,434
   Consulting, leagal and professional fees       4,969,650        46,364             5,016,014
   Payroll and related expenses                     202,193        41,274               243,467
                                              --------------  ------------  --------------------

          Total                                   5,336,295       132,751             5,480,846
                                              --------------  ------------  --------------------

LOSS FROM OPERATIONS                             (5,326,931)     (132,751)           (5,471,482)

OTHER EXPENSE - Loss on investment                        -        (1,509)               (1,509)
                                              --------------  ------------  --------------------

LOSS BEFORE INCOME TAXES                         (5,326,931)     (134,260)           (5,472,991)

INCOME TAXES                                              -             -                     -

                                              --------------  ------------  --------------------
NET LOSS                                      $  (5,326,931)  $  (134,260)       $   (5,472,991)
                                              ==============  ============  ====================
NET LOSS PER COMMON SHARE
   Basic                                      $       (0.01)  $     (0.01)       $        (0.03)
   Diluted                                    $       (0.01)  $     (0.01)       $        (0.03)

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING (BASIC AND DILUTED)            149,386,475    10,702,499            11,761,417
                                              ==============  ============  ====================


                        (See accompanying notes to financial statements)



                                                  PALOMAR ENTERPRISES, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY
                           FOR THE PERIOD             (DATE OF INCEPTION) THROUGH DECEMBER 31, 2003
                                          -----------

                                                                                                                  ADDITIONAL
                                                 COMMON STOCK           PREFERRED STOCK        TREASURY STOCK       PAID-IN
                                                --------------         -----------------      ----------------
                                                SHARES     AMOUNT     SHARES       AMOUNT    SHARES    AMOUNT     CAPITAL
BALANCE MARCH 10, 1999                             0      $      -                              0     $      -   $         -

Net loss for the period
                                            ---------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1999                          -      $      -       -        $     -       -     $      -   $         -
                                            ---------------------------------------------------------------------------------

Common stock issued for services                 60,000         60                                                     5,940
Effect of 80 for 1 forward stock
  split on November 30, 2000                  4,740,000      4,740                                                    (4,740)

Common stock issued for cash                     58,000         58                                                     5,742
Effect of 80 for 1 forward stock
  split on November 30, 2000                  4,582,000      4,582                                                    (4,582)

Net loss for the year
                                            ---------------------------------------------------------------------------------
BALANCE DECEMBER 31, 2000                     9,440,000   $  9,440       -        $     -       -     $      -   $     2,360
                                            ---------------------------------------------------------------------------------

Common stock issued for cash
Common stock issued for services
Net loss for the year
                                            ---------------------------------------------------------------------------------
BALANCE DECEMBER 31, 2001                     9,440,000   $  9,440       -        $     -       -     $      -   $     2,360
                                            ---------------------------------------------------------------------------------

Common stock repurchased                                                                     280,000   (27,418)
Common stock issued for cash                  1,615,000      1,615                                                   135,425
Common stock issued for services                612,857        613                                                    41,687
Cancellation of founder shares               (2,400,000)    (2,400)                                                    2,400
Net loss for the year
                                                                 -                                                         -

                                            ---------------------------------------------------------------------------------
BALANCE DECEMBER 31, 2002                     9,267,857   $  9,268       -        $     -    280,000   (27,418)  $   181,872
                                            ---------------------------------------------------------------------------------

Common stock issued for cash                 97,640,000     97,640                                                   651,196
Common stock issued for services            462,150,000    462,150                                                 4,240,500
Common stock issued for debt                     50,000         50                                                     3,450
Preferred stock issued as compensation for
services                                                              4,000,000     4,000                          3,996,000
Preferred stock converted to common                                  (4,000,000)   (4,000)                        (3,996,000)
Net loss for the year
                                                                 -                                                         -
                                            ---------------------------------------------------------------------------------

BALANCE DECEMBER 31, 2003                   569,107,857   $569,108            -   $     -    280,000  $(27,418)  $ 5,077,018
                                            =================================================================================


                                             ACCUMULATED
                                               DEFICIT        TOTAL
BALANCE MARCH 10, 1999                      $          -   $         -

Net loss for the period                                -
                                           ----------------------------
BALANCE DECEMBER 31, 1999                   $          -   $         -
                                           ----------------------------

Common stock issued for services                                 6,000
Effect of 80 for 1 forward stock
  split on November 30, 2000                                         -

Common stock issued for cash                                     5,800
Effect of 80 for 1 forward stock
  split on November 30, 2000                                         -

Net loss for the year                             (6,306)       (6,306)
                                           ----------------------------
BALANCE DECEMBER 31, 2000                   $     (6,306)  $     5,494
                                           ----------------------------

Common stock issued for cash
Common stock issued for services
Net loss for the year                             (5,494)       (5,494)
                                           ----------------------------
BALANCE DECEMBER 31, 2001                   $    (11,800)  $         -
                                           ----------------------------

Common stock repurchased                          (1,057)      (28,475)
Common stock issued for cash                                   137,040
Common stock issued for services                                42,300
Cancellation of founder shares                                       -
Net loss for the year                           (134,261)     (134,261)
                                                                     -

                                           ----------------------------
BALANCE DECEMBER 31, 2002                   $   (147,118)  $    16,604
                                           ----------------------------

Common stock issued for cash                                   748,836
Common stock issued for services                             4,702,650
Common stock issued for debt                                     3,500
Preferred stock issued as compensation for
services                                                     4,000,000
Preferred stock converted to common                         (4,000,000)
Net loss for the year                         (5,326,931)   (5,326,931)
                                                                     -
                                           ----------------------------

BALANCE DECEMBER 31, 2003                   $ (5,474,049)  $   144,659
                                           ============================

                (See accompanying notes to financial statements)

                                       PALOMAR ENTERPRISES, INC.
                                     (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENTS OF CASH FLOWS

                                                                                      PERIOD FROM 10-
                                                                                      MAR-99 (DATE OF
                                                                                        INCEPTION)
                                                         YEAR ENDED     YEAR ENDED        THROUGH
                                                        DECEMBER 31,     DECEMBER      DECEMBER 31,
                                                       --------------  ------------
                                                            2003         31, 2002          2003
                                                       --------------  ------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  (loss)                                          $  (5,326,930)  $  (134,261)  $     (5,472,991)
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation                                                   0         1,100              1,100
    Other non-cash expenses                                        0             0             13,400
   Common stock issued as consideration for services       4,702,650        42,300          4,750,950
  Changes in assets and liabilities:
     Prepaid expenses                                          6,834        (7,726)              (892)
     Deposits                                                  1,525                             (875)
     Accrued expenses                                         (5,000)        5,000                  -
    Accounts payable                                          (5,469)        8,969                  -
    Other assets                                               9,900        (2,400)                 -
                                                       --------------  ------------  -----------------
          Net cash used in operating activities             (616,490)      (87,018)          (709,308)
                                                       --------------  ------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                                              (28,475)           (28,475)
   Proceeds from exercise of stock options                   748,836       137,040            891,676
                                                       --------------  ------------  -----------------
         Net cash from financing activities                  748,836       108,565            863,201
                                                       --------------  ------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                      (11,000)           (11,000)
                                                       --------------  ------------  -----------------
         Net cash from investing activities                        -       (11,000)           (11,000)
                                                       --------------  ------------  -----------------


INCREASE IN CASH AND EQUIVALENTS                             132,346        10,547            142,893

CASH AND EQUIVALENTS, BEGINNING OF
PERIOD                                                        10,547             -                  -
                                                       --------------  ------------  -----------------

CASH AND EQUIVALENTS, END OF PERIOD                    $     142,893   $    10,547   $        142,893
                                                       ==============  ============  =================
SUPPLEMENTAL CASH FLOW INFORMATION:

     Interest paid                                     $           -   $         -   $              -
                                                       ==============  ============  =================

     Income taxes paid                                 $           -   $         -   $              -
                                                       ==============  ============  =================


                (See accompanying notes to financial statements)

                            PALOMAR ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2003

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

In February 2003, the Company entered the nutraceutical market. Total revenues to date recorded from this line of business are $180. However, management determined that this business line would be extremely difficult to implement and discontinued all efforts in this field. On July 11, 2003, the Company's management was changed and the Company's future emphasis will be to develop a business in the financial services sector. The company has diversified its interests, which includes consulting and mortgage. There were no material revenues for either operating activity.

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

Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $5,474,048.

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

Cash  and  Cash  Equivalents
----------------------------

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Advertising  Expenses
---------------------

The Company's advertising primarily consists of radio advertising. The Company expenses advertising costs as incurred. Advertising expense totaled approximately $6,000 and $195 for the years ended December 31, 2003 and 2002, respectively, and is included in general and administrative expenses in the accompanying financial statements.

Income  Taxes
-------------

The Company utilizes the asset and liability method of accounting for income taxes. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

As of December 31, 2003, respectively, the deferred tax asset is related solely to the Company's net operating loss carryforward and is fully reserved.

Earnings  (loss)  Per  Share
----------------------------

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2003, the Company's 1,065,000 outstanding warrants are considered anti-dilutive due to the Company's net operating loss position.

Fair  Value  of  Financial  Instruments
---------------------------------------

Financial instruments consist primarily of cash, prepaid expenses, and obligations under accounts payable and accrued expenses. The carrying amounts of cash, accounts receivable, prepaid expenses, accounts payable, and accrued expenses approximate fair value because of the short-term maturity of those instruments.

Use  of  Estimates
------------------

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

Impairment  of  Long-Lived  Assets  and  Long-Lived  Assets  to  be  Disposed of
--------------------------------------------------------------------------------

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted, net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Impaired assets with a net carrying value of $9,900 were written of in the year ended December 31, 2003.

Recently  Issued  Accounting  Standards
---------------------------------------

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, Rescission of Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction. SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB No. 30. The provisions of APB No. 30 distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 with early application encouraged. The adoption of SFAS No. 145 did not have a material effect on its financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities. SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when they are incurred. The requirements of SFAS No. 146 apply prospectively after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on its financial position or results of operations.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. SFAS No. 147 is effective October 1, 2002. The adoption of SFAS No. 147 will not have a material effect on its financial position or results of operations.

In November 2002, the FASB issued Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material effect on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No.
123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No.

148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements issued for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have a material effect on its financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, and amended the Interpretation in December 2003. FIN No. 46 states that companies that have exposure to the economic risks and potential rewards from another entity's assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. The adoption of FIN No. 46 will not have a material effect on its financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, effective for contracts entered into or modified after June 30, 2003. SFAS No. 149 clarifies when a contract meets the characteristics of a derivative, clarifies when a derivative contains a financing component and amends certain other existing pronouncements. The adoption of SFAS No. 149 will not have a material effect on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 established standards for how a company clarifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires a company to classify such instruments as liabilities, whereas they previously may have been classified as equity. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. The Company anticipates that the adoption of SFAS No. 150 will not have a material effect on its financial position or results of operations.

NOTE  E  -  RELATED  PARTY  TRANSACTIONS

Upon the change of management occurring on June 11, 2003, the Company granted 12,000,000 shares of the Company's common stock as consideration for services to the two new officers and directors. The issuance of these shares resulted in a controlling ownership of the Company resting with these two individuals. The value of the shares issued, based on the trading price of the stock, was $120,000 and is recorded as an expense. Additionally, these two new members of management advanced approximately $52,000 in cash to the Company to pay for ongoing operating expenses. Of that amount, $40,000 was paid to members of former management for their assistance in the transition. Two members of the former management entered into consulting agreements with the Company whereby the Company is committed to pay these individuals an aggregate total of $12,600 per month for 12 months.

On August 18, 2003 the Company granted 4,000,000 shares of the Company's preferred stock to its two officers and directors as consideration for services. The preferred shares are convertible to common stock at a ratio of 100 to 1. The value of the grant was determined at the relative value of the common shares into which the preferred shares are convertible. That amount was determined to be $4,000,000 based on the $0.01 trading value of the shares. The officers converted 4,000,000 of their shares into 400,000,000 shares of common stock during the fiscal year ended December 31, 2003.

The Company contracts with two companies owned by its officers for management services. These companies were paid $194,531 and $0 for services provided in the years ended December 31, 2003 and 2002, respectively. The officers received compensation of $182,681 and $0 in the years ended December 31, 2003 and 2002, respectively.

NOTE  F  -  INCOME  TAXES

The components of income tax (benefit) expense for December 31, 2002 and 2001 and for the period from March 10, 1999 (date of inception) through December 31, 2002, respectively, are as follows:

                                                        Period from
                                                       March 10, 1999
              Year Ended           Year Ended        (date of inception)
           December 31, 2003    December 31, 2002    December 31, 2003
           -------------------  -------------------  --------------------
Current    $       (2,173,722)  $          (44,697)  $        (2,218,419)
---------  -------------------  -------------------  --------------------
Deferred            2,173,722               44,497             2,218,419
---------  -------------------  -------------------  --------------------
    Total  $              -0-   $              -0-   $               -0-
---------  ===================  ===================  ====================


As of December 31, 2003, the Company has a net operating loss carryforward of approximately $5,448,000 to offset future taxable income. These carryforwards expire in 2019 to 2023.

The Company's income tax expense (benefit) for the year ended December 31, 2003 and 2002 differed from the statutory rate as follows:


                                                                    Period from
                                                                   March 10, 1999
                                                                (date of inception)
                            Year Ended           Year Ended              to
                         December 31, 2003    December 31, 2002  December 31, 2003
-----------------------  -------------------  ----------------  -------------------
Federal statutory rates  $(1,811,157)  (34)%  $(36,250)  (27)%  $(1,851,082)  (34)%
-----------------------  -------------------  ----------------  -------------------
State income taxes          (372,885)   (7)%    (9,398)   (7)%     (382,724)   (7)%
-----------------------  -------------------  ----------------  -------------------
Other                         10,320      1%       -0-               10,666      -
-----------------------  -------------------  ----------------  -------------------
Valuation allowance
for operating loss
carryforwards              2,173,722     40%    44,698     34%    2,223,140     41%
-----------------------  -------------------  ----------------  -------------------
  Total                  $       -0-          $    -0-          $       -0-
-----------------------  ==========================================================

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2003:

                                                           December 31, 2003
     Deferred tax assets:
       Net operating loss carryforwards                         $2,223,140
       Less valuation allowance                                 (2,223,140)
                                                                -----------
Net Deferred Tax  Asset                                         $         -
                                                                ===========
During the Year Ended December 31, 2003 and 2002, the valuation allowance increased by approximately $2,173,722 and $44,698, respectively.

NOTE  G  -  CAPITAL  STOCK  TRANSACTIONS

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

During the year ended December 31, 2003 the Company raised $748,836 net of brokerage commissions through its ESIP. The company issued 97,640,000 shares at an average price of $.008 net of the 15% discount offered to employees under the ESIP program.

During the year ended December 31, 2003, the Company issued 462,150,000 shares of common stock in consideration for services. All of the 462,150,000 shares were issued at approximately $0.01 per share. The Company recognized a expense of $4,702,650 for the issuance of these shares. The value used was the trading value of the stock on the date the Company entered into the agreements.

Under the ESIP program the Company has effected 2003 Employee Stock Incentive Plans No.'s 1 through 4. These plans were all approved by the Company's board of directors in the year ended December 31, 2003. These Plan's have reserved 287,000,000 shares to be issued for these stock option plans. The Company's board of directors has authorization to grant options under these plans.

The Company issues stock options from time-to-time to executives, key employees and members of the Board of Directors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". All stock options granted in the years ended December 31, 2003 have exercise prices at 85% of the market price of the Company's common stock at the dates of the grants. Accordingly, no compensation cost has been recognized for the stock options granted to employees. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 2003 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                     2003
                                                     ----
     Net Loss - as reported                    $  (5,326,931)
     Net Loss - pro forma                      $  (6,092,831)
     Loss per share - as reported              $      (0.04)
     Loss per share - pro forma                $      (0.04)

All options granted in the year ended December 31, 2003 vested immediately. The options expire ten years from date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for years ended December 31:

                                                 2003
                                                 ----
     Dividend yield                              None
     Volatility                                  1.48
     Risk free interest rate                     3.96%
     Expected asset life                       5 years

The  summary  of  activity  for  the  Company's  stock  options  is presented below:

                                                                             Weighted
                                                                             Average
                                                                             Exercise
                                                                    2003      Price
                                                                ------------  ------

Options outstanding at beginning of year                                   0     n/a
Granted                                                           83,250,000  $0.009
Exercised                                                         83,250,000  $0.009
Terminated/Expired                                                         0     n/a
Options outstanding at end of year                                         0     n/a
Options exercisable at end of year                                         0     n/a
Options available for grant at end of year                       203,750,000


Price per share of options outstanding                                   n/a


Weighted average remaining contractual lives                             n/a


Weighted Average fair value of options granted during the year     $  0.0092

NOTE  H  -  TREASURY  STOCK

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

     The Company utilizes the specific identification method for all purchases and sales, using the first-in, first-out method. There was no gain or loss recognition on any transaction and the difference between the net cost and/or proceeds on the transactions utilizing the affiliated entity's brokerage account is accounted for as a net receivable from the affiliated entity in the accompanying financial statements. The Company realized a loss of approximately $1,057 on the September 12, 2002 sale transaction. All net gains or losses on the sale of treasury stock are reflected as an adjustment to additional paid-in capital.

The Company had no treasury stock transactions for the year ended December 31, 2003.

NOTE  I  -  STOCK  WARRANTS

In May and June 2002, in connection with the sale of Units pursuant to a Private Placement Memorandum dated May 15, 2002, the Company issued stock warrants (5/15/02 Warrants) to the purchasers of 550,000 shares of common stock to purchase up to an additional 550,000 shares of restricted, unregistered common stock at a price of $1.00 per share.

In August and September 2002, in connection with the sale of Units pursuant to a Private Placement Memorandum dated August 1, 2002, the Company issued stock warrants (8/1/02 Warrants) to the purchasers of 515,000 shares of common stock to purchase up to an additional 515,000 shares of restricted, unregistered common stock at a price of $1.00 per share.

                                Warrants     Warrants
                     Warrants   outstanding  outstanding
                    originally  at           at
                      issued    2002         2003         Exercise price
                    ----------  -----------------------------------------

5/15/02 Warrants       550,000      550,000      550,000  $1.00 per share
                    ----------  -----------  -----------
8/1/02 Warrants        565,000      565,000      565,000  $1.00 per share
                    ----------  -----------  -----------

Totals               1,065,000    1,065,000    1,065,000
                    ==========  ===========  ============

The  warrants  have  no  stated  expiration  date.

NOTE  J  -  PREFERRED  STOCK

In the year ended December 31, 2003, the Company created Series B Preferred Stock with a par value of $0.001 by a resolution of the board of directors. The preferred stock is convertible into common stock at a ration of 100 shares of common stock to one share of preferred stock. 5,000,000 shares of the Series B Preferred Stock has been authorized for issuance. On August 18, 2003, the Company issued 2 million shares each of the Series B Preferred Stock to Mr. Steven Bonenberger and to Mr. Brent Fouch. At December 31, 2002, all issued shares of the preferred stock had been converted to common stock.

NOTE  K  -  LEASE  OBLIGATIONS

The Company leases its offices under an operating lease that expires in January 2005. Rent expense was $9,241and $24,133 for the years ended December 31, 2003 and 2002, respectively. The future minimum lease obligation for the remaining term of the lease is as follows for years ended December 31,

          Future  Minimum  Lease  Payments
          --------------------------------

     2004         $10,200

     2005             850
                 ---------

                  $11,050
                  ========

NOTE  L  -  CREDIT  RISKS  AND  OTHER  CONCENTRATIONS

From time to time, the Company's bank balances exceed federally insured limits. At December 31, 2003, the Company's balance was in excess insured limits of insured limits by $42,582.