Form 10QSB
period 2004-03-31
PALOMAR ENTERPRISES INC
filed 2004-05-17
CIK 1082822

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to ________


                        COMMISSION FILE NUMBER: 000-32829

                            PALOMAR ENTERPRISES, INC.
                 (Name of small business issuer in its charter)

                  NEVADA                               88-0470235
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

     1802 N. CARSON ST. # 212-2705,                    89701-1230
          CARSON CITY, NEVADA
(Address of principal executive offices)

                                 (775) 887-0670
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 10, 2004, we had 836,152,857 shares of our common stock outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [X]  No [ ]

                            PALOMAR ENTERPRISES, INC.

                                Table of Contents

                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION

     Item 1   Financial Statements                                          3

     Item 2   Management's Discussion and Analysis or Plan of Operation    11

     Item 3   Controls and Procedures                                      13

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                            13

     Item 2 - Changes in Securities                                        13

     Item 3 - Defaults upon Senior Securities                              13

     Item 4 - Submission of Matters to a Vote of Security Holders          13

     Item 5 - Other Information                                            14

     Item 6 - Exhibits and Reports on Form 8-K                             14

SIGNATURES                                                                 14

CERTIFICATIONS

ITEM 1 - PART 1 - FINANCIAL STATEMENTS
PALOMAR ENTERPRISES, INC.
(UNAUDITED)
 BALANCE SHEETAS OF MARCH 31, 2004
-------------------------------------------------------------------------------
                                  (UNAUDITED)
ASSETS

CURRENT ASSETS
   Cash                                                  $   555,443
   Inventory                                                       -
   Prepaid Expenses & Advances                                 5,000
                                                         ------------
TOTAL CURRENT ASSETS                                                    560,443

OTHER ASSETS - Deposits                                                     875

FIXED ASSETS                                                            377,667

                                                                       --------
TOTAL ASSETS                                                           $938,985
                                                                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES
   Accounts Payable                                      $    11,969
TOTAL CURRENT LIABILITIES                                                11,969
                                                                       --------

TOTAL LIABILITIES                                                        11,969
                                                                       --------

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value, 1,000,000,000 shares
      authorized, 836,432,857 shares issued;
      836,152,857 outstanding                                836,153
   Additional paid-in capital                              6,525,652
   Deficit accumulated during the development phase       (6,407,371)
                                                         ------------
                                                             954,434
   Treasury Stock - at cost (280,000 shares)                 (27,418)
                                                         ------------
      Total stockholders' equity                                        927,016

                                                                       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $938,985
                                                                       ========

            See accompanying notes to unaudited financial statements

                         PALOMAR ENTERPRISES, INC.
STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------
                                     (UNAUDITED)

                                                          Three months    Three months
                                                             ended           ended
                                                           March 31,        March 31
                                                              2004            2003
                                                         --------------  --------------
REVENUES                                                 $      35,578   $         180
     1.

     2. GROSS PROFIT                                            35,578             180
                                                         --------------  --------------

OPERATING EXPENSES
  General and administrative expenses                           60,293          55,940
  Facilities & Rent                                             10,407           6,072
  Consulting, legal and professional fees                      869,975          11,227
  Payroll and related expenses                                  28,405           2,401
                                                         --------------  --------------

  TOTAL OPERATING EXPENSES                                     969,080          75,640
                                                         --------------  --------------

LOSS FROM OPERATIONS                                          (933,502)        (74,460)

OTHER INCOME                                                      ____
                                                         --------------
LOSS BEFORE PROVISION
  FOR INCOME TAXES                                            (933,502)        (75,460)

PROVISION FOR INCOME TAXES                                           -               -
                                                         --------------  --------------

NET LOSS                                                      (933,502)        (75,460)

OTHER COMPREHENSIVE INCOME                                           -               -
                                                         --------------  --------------

COMPREHENSIVE LOSS                                       $    (933,502)  $     (75,460)
                                                         --------------  ==============

Net loss per weighted-average share
  Of common stock outstanding, - basic and fully dilute              *   $     ( 0.01 )
                                                         ==============  ==============

Weighted-average number of shares
  Of common stock outstanding                              836,152,857      10,062,346
                                                         ==============  ==============
* - less than $0.01 per share

PALOMAR ENTERPRISES, INC
STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------
                                   (UNAUDITED)

                                                    Three months    Three months
                                                       ended           ended
                                                     March 31,       March 31,
                                                        2004            2003
                                                   --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                          $    (933,502)  $     (75,460)
  Adjustments to reconcile net loss
    to net cash provided by operating
    activities
      Depreciation                                           300             550
      Common stock issued for services                   561,200          45,950
      Other non-cash expenses
  Increase (Decrease) in:
      Inventory                                                           (6,218)
      Prepaid Expenses & Advances                         (4,108)         (2,637)
      Other Assets
      Accounts payable & Accrued Expenses                 11,967          (6,682)
                                                   --------------  --------------

NET CASH USED IN OPERATING ACTIVITIES                   (364,143)        (44,497)
                                                   --------------  --------------

        3.   CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property & equipment                    (377,968)              -
                                                   --------------  --------------

NET CASH USED IN INVESTING ACTIVITIES                   (377,968)              -
                                                   --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from sales of common stock                    210,926          37,000
  Proceeds from exercise of stock options                943,735               -
                                                   --------------  --------------

NET CASH FROM (USED) IN FINANCING ACTIVITIES           1,154,661          37,000
                                                   --------------  --------------

INCREASE (DECREASE) IN CASH                              412,550          (7,497)

Cash at beginning of period                              142,893          10,547
                                                   --------------  --------------

CASH AT END OF PERIOD                              $     555,443   $       3,050
                                                   ==============  ==============

SUPPLEMENTAL DISCLOSURE OF
  INTEREST AND INCOME TAXES PAID
    Interest paid for the period                   $           -   $           -
                                                   ==============  ==============
    Income taxes paid for the period               $           -   $           -
                                                   ==============  ==============

PALOMAR ENTERPRISES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2004
--------------------------------------------------------------------------------

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



NOTE B - PREPARATION OF FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that will be realized for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $5,901,233

Further, the Company has abandoned its initial business plan and a successor business plan to support future operations.

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

1.   Cash and cash equivalents
     -------------------------

     The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.


2.   Research and development expenses
     ---------------------------------

     Research and development expenses are charged to operations as incurred. There were no research and development costs incurred in the three months ended March 31, 2004.

3.   Advertising expenses
     --------------------

     Advertising and marketing expenses are charged to operations as incurred. Advertising expenses from date of inception have been immaterial.

4.   Income Taxes
     ------------

     The Company utilizes the asset and liability method of accounting for income taxes Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

     As of March 31, 2004, the deferred tax asset is related solely to the Company's net operating loss carry forward and is fully reserved.


5.   Earnings (loss) per share
     -------------------------

     Basic earnings (loss) per share are computed by dividing the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31,2004, the Company's outstanding warrants are considered anti-dilutive due to the Company's net operating loss position.


6.   Use of Estimates
     ----------------

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

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts payable and accrued liabilities, as applicable, approximates fair value due to the short-term nature of these items.


NOTE F - RELATED PARTY TRANSACTIONS

The Company pays consulting fees to entities owned by two controlling shareholders. These two controlling shareholders are also the two senior officers and directors of the Company. During the three month period ended March 31, 2004, the Company paid fees of approximately $191,000 to these two entities.

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

                                                 Warrants
                                              outstanding at
                                              March 31, 2004       Exercise price
                                              --------------  --------------------------
5/15/02 Warrants                                     550,000    550,000  $1.00 per share
8/1/02 Warrants                                      565,000    565,000  $1.00 per share
                                              --------------  ---------

Totals at March 31,2004                            1,065,000  1,065,000
                                              ==============  =========

The warrants have no stated expiration date.

NOTE H - CAPITAL STOCK TRANSACTIONS

The Company raises capital through the issuance and exercise of options under the Company's ESIP. During the three months ended March 31, 2004 the Company raised $943,735 net of brokerage commissions through its ESIP. The company issued 192,650,000 shares at an average price of $.008 net of the 15% discount offered to employees under the ESIP program.

The Company conducted a private placement of its common shares during the three months ended March 31, 2004. The Company issued 18,275,000 sharfes of its common stock and received net cash proceeds of $210,926 under this private placement during the three months ended March 31,. 2004.

The Company grants shares of its common stock from time to time as consieration for services rendered by employees and consultants. During the three months ended March 31, 2004 the Company granted 56,120,000 shares of common stock as consideration for services. The shares were expensed at their trading value of approximately $0.01.

NOTE I - SUBSEQUENT EVENTS

Subsequent to March 31, 2004, the Company consummated a transaction with Prize Pizza whereby the Company will become a joint venture partner in Prize Pizza's business of owning and operating pizza restaurants. Prize Pizza presently has one restaurant in Tempe, Arizona.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

FORWARD-LOOKING INFORMATION

     Much of the discussion in this Item is "forward looking" as that term is used in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

     The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to, general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders, and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

     Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-QSB to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of our public disclosure practices.

     Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended December 31, 2003.

MANAGEMENT'S PLAN OF OPERATION

     During the first half of 2003, we had no operations and limited current assets with which to finance our ongoing operations. On July 11, 2003, we changed our business model to become a development company with two operating divisions:

     1.   Financial  Services,  which  focuses  upon:
          a.   Real  estate  sales  and  client  services,
          b.   Mortgage  and  home  loan  origination,
          c.   Property  acquisition  and  development.

     2.   Corporate  Finance,  with  a  focus  on:
          a.   Developing  and/or  acquiring  cash  flow  positive  businesses,
          b. Acquiring the real property and assets that are material to those businesses.

     During the first quarter of 2004, we have made significant progress in both divisions. For the quarter ending March 31, 2004, the Financial Services
Division:

     1. Created and launched a real estate sales and client services group under the name "The Palomar Group." The Palomar Group currently contracts a number of real estate agents and is generating revenues.
     2. Expanded its mortgage and home loan originations operations and also operates as The Palomar Group-Lending & Home Loans. We have become affiliated with several mainline lending organizations and is producing revenue.
     3. Created and launched a property acquisition and development group. The team is tasked with locating and acquiring revenue generating properties. During the first quarter, the first property, a single family residence in Carlsbad, CA. was secured.
     4. We have also created website at www.palomar-financial.com to serve as the hub of our real estate efforts. We are currently reworking the site and will relocate it to www.thepalomargroup.com. This process is expected to be completed within a thirty day term.

     For  the  quarter  ending  March  31, 2004, the Corporate Finance Division:

     1. Completed construction and permit process for the Prize Pizza location in Tempe, Arizona.
     2. Our Joint Venture with K & S Family Entertainment to introduce Prize Pizza in New Mexico continues to be in process. The directing partners of K & S Family Entertainment are still seeking to secure the financing commitment for the planned Gallup, New Mexico facility.

     Our  plans  through  fiscal  year  2004  include:

     1.   Securing  the  necessary  financing  for  Prize  Pizza,  New  Mexico
     2.   Increasing  revenues  and  market share for our real estate operations
     3. Continuing to acquire assets and revenue generating properties and securing the revenue and long-term appreciation from these activities
     4. Expanding the products our financial services division offers to include notes, deeds of trust and other types of financing.

FIRST QUARTER COSTS AND CHANGES IN FINANCIAL CONDITIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

     In the three months ended March 31, 2004, we generated $35,578 in revenues compared to revenues of $180 generated during the three period ended March 31, 2003. Revenues were generated from commissions earned as a result of mortgage loan origination fees.

     The total operating expenses for the three months ended March 31, 2004 were approximately $969,080 consisting primarily of consulting, legal and professional fees aggregating $869,875. General and administrative expenses totaled $60,293 and payroll and related expenses were $28,405. In addition, we incurred $10,407 in facilities and rent expense. Our management believes that these costs will be recurring and there is nothing to suggest any substantial reduction or increase for the foreseeable future.

     During the previous three months ended March 31, 2003, total operating expenses were $75,640, consisting primarily of general and administrative expenses of $55,940. We also incurred consulting, legal and professional fees in the amount of $11,227, as well as $6,072 for rent and facilities expense and $2,401 in payroll and related expenditures. These expenses were incurred in pursuit of our previous business model and thus, our management does not believe a comparison of these year ago results with results for the current reported period and going forward will be indicative of our future operations.

     In the three months ended March 31, 2004, our operations resulted in net loss of approximately $933,502, as compared to net loss of approximately $75,460 for the quarter ended March 31, 2003. Resultantly, our accumulated deficit aggregated to $6,407,371. We expect to continue to experience net losses going forward in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

     As discussed by our accountants in the audited financial statements included in Item 7 of our Form 10-KSB for the year ending December 31, 2003, our revenue is currently insufficient to cover our costs and expenses. To the extent our revenue shortfall exceeds our stockholders' willingness and ability to continue providing us the funds needed, management anticipates raising any necessary capital from outside investors coupled with bank or mezzanine lenders. As of the date of this report, we have not entered into any negotiations with any third parties to provide such capital.

     Our management anticipates that our current financing strategy of private debt and equity offerings will meet our anticipated objectives and business operations for the next 12 months. Management continues to evaluate opportunities for corporate development. Subject to our ability to obtain adequate financing at the applicable time, we may enter into definitive agreements on one or more of those opportunities.

     At March 31, 2004, we had current assets of $560,443 consisting of cash in the amount of $555,443 and prepaid expenses and advances of $5,000. Our management believes that our current assets are sufficient to meet our current liabilities and to continue operations through the end of 2004. However, in order to expand our operations, we may need to increase our capital reserves through sales of equity or debt securities. We cannot assure you that such financing will be available, or if available, will be on satisfactory terms. If we are unable to obtain sufficient financing, we may be unable to expand the scope of our operations.


OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements.

ITEM 3.   CONTROLS AND PROCEDURES.

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

     Evaluation of disclosure and controls and procedures. As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal controls over financial reporting. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     None

ITEM 2.   CHANGES IN SECURITIES.

     During the three months ended March 31, 2004 we issued, through private placement, 18,275, 000 shares of common stock for cash in the amount of $145,500. The shares of our common stock were sold to 15 individuals, all of whom were accredited investors, in sales not involving a public offering.

     The proceeds from the private placement were used by us for funding of general corporate purposes.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.   OTHER INFORMATION.

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

EXHIBIT NO.  IDENTIFICATION OF EXHIBIT
-----------  -----------------------------------------------------------------------------------------------
   3.1**     Articles of Incorporation.
   3.2**     Bylaws.
   31.1*     Certification of Steven Bonenberger, Chief Executive Officer of Palomar Enterprises, Inc.,
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of
             2002.
   31.2*     Certification of Brent Fouch, Chief Financial Officer of Palomar Enterprises, Inc., pursuant to
             18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
   32.1*     Certification of Steven Bonenberger, Chief Executive Officer of Palomar Enterprises, Inc.,
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of
             2002.
   32.2*     Certification of Brent Fouch, Chief Financial Officer of Palomar Enterprises, Inc., pursuant to
             18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

__________
*     Filed herewith.
**   Previously filed.

(b)  Reports on Form 8-K.

     Form 8-K filed on May 7, 2004 regarding the consummation of the joint venture agreement between us and Prize Pizza, LLC.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PALOMAR ENTERPRISES, INC.

Dated May 17, 2004.

                                   By  /s/Steven Bonenberger
                                     -----------------------
                                       Steven Bonenberger,
                                       President and Chief Executive Officer