Form 10QSB
period 2004-06-30
PALOMAR ENTERPRISES INC
filed 2004-08-19
CIK 1082822

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to ________


                        COMMISSION FILE NUMBER: 000-32829

                            PALOMAR ENTERPRISES, INC.
                 (Name of small business issuer in its charter)

                  NEVADA                                      88-0470235
       (State or other jurisdiction                        (I.R.S. Employer
     of incorporation or organization)                    Identification No.)

      1802 N. CARSON ST., NO. 212-2705                          89701
            CARSON CITY, NEVADA                               (Zip Code)
  (Address of principal executive offices)


                                 (775) 887-0670
                           (Issuer's telephone number)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No  [_]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2004, the issuer had 11,623,700 shares of its common stock issued and outstanding.

     Transitional  Small  Business  Disclosure Format (check one):
Yes  [_]  No  [X]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . .   3
   Item 2.  Management's Discussion and Analysis or Plan of Operation . . . . . .  10
   Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . .  11
PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
   Item  1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .  12
   Item  2.  Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . .  12
   Item  3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . .  12
   Item  4.  Submission of Matters to a Vote of Security Holders. . . . . . . . .  12
   Item  5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . .  12
   Item  6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .  12
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 . . . . .  14
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 . . . . .  15
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 . . . . .  16
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 . . . . .  17

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

     The financial statements and related notes are included as part of this Quarterly Report as indexed in the appendix on page F-1 through F------.

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

     The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders; and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

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

MANAGEMENT'S PLAN OF OPERATION

     During the first half of 2003, we had no operations and limited current assets with which to finance our ongoing operations. On July 11, 2003, we changed our business model to become a development company with two operating divisions:

-    Financial Services, which focuses upon:

     (a)     Real  estate  sales  and  client  services,

     (b)     Mortgage  and  home  loan  origination,

     (c)     Property  acquisition  and  development.

-    Corporate Finance, with a focus on:

     (a)     Developing  and/or  acquiring  cash  flow  positive  businesses,

     (b) Acquiring the real property and assets that are material to those businesses.

     During the second quarter of 2004, we have made significant progress in both divisions. In the quarter, the Financial Services Division accomplished the following:

     (a) The Palomar Group Real Estate Sales and Client Services division currently contracts a number of real estate agents and has been productive. We changed our business in July of 2003, and as such, year-to-year comparisons are not a good indication of our performance.

     (b) The Palomar Group Lending & Home Loans had another productive quarter in its mortgage and home loan originations business.

     (c) The Palomar Group Property Acquisition and Development group is tasked with locating and acquiring revenue generating properties.

     During the first quarter of 2004, the first property, a single family residence in Carlsbad, California was secured. In the second quarter, we sold this property.

     The Property Acquisition and Development group also exercised an option to purchase, and subsequently completed the purchase, of an office facility in Carlsbad, California. Rental revenue is currently being earned from this property.

     We have created and reworked our website at www.palomar-financial.com to serve as the hub of our real estate efforts. We have also mirrored our site at www.thepalomargroup.com.
-----------------------

     In the second quarter, the Corporate Finance Division accomplished the following:

     (a) We completed construction and opened the Prize Pizza location in Tempe, Arizona in May 2004. While we have begun to generate revenues from this location, we do not expect to become profitable for at least six months.

     (b) Our Joint Venture with K & S Family Entertainment to introduce Prize Pizza in New Mexico is still pending the directing partners of K & S Family Entertainment securing financing commitment for the planned Gallup, New
Mexico facility. We may consider terminate this agreement if K & S Family Entertainment is unable to secure sufficient funding.

     (c) We have implemented a program to begin to purchase secured auto notes. We signed a master agreement with Price Right Auto Group in Fenton, Michigan. The agreement grants us the right to purchase, on a funds available basis, up to $1,000,000 worth of secured auto contracts from Price Right Auto Group.

     Our plans through fiscal year 2004 include:

     (a)     Securing  the  necessary  financing  for  Prize Pizza, New Mexico;

     (b) Increasing revenues and market share for our real estate operations;

     (c) Continuing to acquire assets and revenue generating properties and securing the revenue and long-term appreciation from these activities;

     (d) Expanding the products our financial services division offers to include notes, deeds of trust and other types of financing.

     Our plans through fiscal year 2004 include:

     (a) Renovate and relocate our real estate operations into our recently purchased office facility in Carlsbad, California.

     (b)     Continue  to  purchase  secured  auto  contracts.

     (c) Expand our real estate presence by recruiting and supporting a larger number of both real estate and mortgage professionals.

     (d) Continue to seek new properties to acquire and fold these into our operations.

     (e) Oversee our Prize Pizza joint venture project in Tempe, Arizona and seek ways to improve cash flow and become profitable.

     (f)     Identify  and  work  with  other potential joint venture partners.

     (g) Continue to acquire assets and expand our potential revenue streams.

SECOND QUARTER COSTS AND CHANGES IN FINANCIAL CONDITIONS

     In the three months ended June 30, 2004, we generated an aggregate of $509,046 in revenues from our operations compared to no revenues during the three month period ended June 30, 2003. During the six months ended June 30, 2004, we generated $544, 624 in revenues as compared to $180 during the year ago period.

     Cost of goods sold during the three month period ended June 30, 2004 was $414,030, resulting in a gross profit of $95,016 for that period. For the three months ended June 30, 2003, we incurred no cost of goods sold. In the six months ended June 30, 2004, cost of goods sold was $414,030. Resultantly, gross profit during the six months ended June 30, 2004 was $130,594. In the year ago six month period ended June 30, 2003, cost of goods sold amounted to $39, which provided for gross profit of $141.

     The total operating expenses for the three months ended June 30, 2004 were approximately $1,237,374 consisting primarily of consulting, legal and professional fees aggregating $792,351. Payroll expenses were $343,142 and general and administrative expenses totaled $67,741, while facilities and rent contributed $34,140 to our expenses. Our management believes that these costs will be recurring and there is nothing to suggest any substantial reduction or increase for the foreseeable future. In comparison, during the previous three months ended June 30, 2003, total operating expenses were $272,328, consisting primarily of payroll and related costs of $125,195. We also incurred general and administrative expenses in the amount of $80,727, as well as $64,317 for consulting, legal and professional fees and $2,089 in facilities and rental expenditures.

     In the six months ended June 30, 2004, we incurred total operating expenses of $2,206,454, consisting significantly of consulting, legal and professional fees of $1,662,326. Payroll and related costs contributed $371,547 to total expenses, while general and administrative expenses totaled $128,034 and $44,547 went toward facilities and rent expense. Our expenditures during the six months ended June 30, 2003 were $347,929. General and administrative expenses accounted for $136,628, while payroll and related costs were an additional $127,596. Consulting, legal and professional fees contributed $75,544 to our operating expenses during the six months ended June 30, 2003, and facilities and rent expense added $8,161.

     In the three months ended June 30, 2004, we experienced a loss from operations of approximately $1,142,358, as compared to loss of approximately $272,328 for the quarter ended June 30, 2003. In the six months ended June 30, 2004 our loss from operations was $2,075,860, while in the same six month period during 2003 our loss from operations totaled $347,788.

     During both the three months ended June 30, 2004 and six months ended June 30, 2004, we recorded interest expense of $14,811. We did not incur any interest expense in 2003.

     Resultantly, our net loss aggregated to $1,127,984 during the second quarter of 2004, compared to a net loss of $272,328 during the year ago quarter. Through the six months ended June 30, 2004, we experienced a net loss of $2,061,486. In contrast, our net loss during the six months ended June 30, 2003 was $347,788. We expect to continue to experience net losses going forward in the foreseeable future.

RESULTS  OF  OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2004, our current assets of $721,750 exceeded current liabilities in the amount of $103,232 by $618,518. We generated a cash flow deficit from operations of $1,100,790 for the six months ended June 30, 2004. Cash flow deficits from operating activities for the six months ended June 30, 2004 is primarily attributable to our net loss from operations of $2,061,486 adjusted primarily for common stock issued to consultants and employees for services of $941,503.

     During the six months ended June 30, 2004, we had a net cash outflow of $622,543 for investing activities. These funds were used primarily to purchase property and equipment aggregating $468,530 during that six month period.

     Cash flows provided from financing activities was $2,139,146 for the six months ended June 30, 2004. This was mainly from proceeds received from officers and employees for stock options exercised during this period. All proceeds were used for working capital.

     As discussed by our accountants in the audited financial statements included in Item 7 of our Annual Report on Form 10-KSB, our revenue is currently insufficient to cover our costs and expenses. We anticipate raising any necessary capital from outside investors coupled with bank or mezzanine lenders. As of the date of this report, we have not entered into any negotiations with any third parties to provide such capital.

     While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development.

     By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits through the next 12 months. However, if thereafter we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, there could be a material adverse effect on our business, results of operations, liquidity and financial condition.

     We will continue to evaluate opportunities for corporate development. Subject to our ability to obtain adequate financing at the applicable time, we may enter into definitive agreements on one or more of those opportunities.

     Our independent certified public accountants have stated in their report included in our December 31, 2003 Form 10-KSB, that we have incurred operating losses in the last two years, and that we are dependent upon our ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

RECENT DEVELOPMENTS

     Effective June 3, 2004, we increased the number of our authorized shares of common stock to 9,000,000,000 shares by filing a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of Nevada.

     Effective June 21, 2004 we implemented a reverse split of our common stock on the basis of one post-consolidation share for each 100 pre-consolidation shares by filing a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of Nevada.

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

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     We are not currently a party to any legal proceedings required to be described in response to Item 103 of Regulation S-B.

ITEM 2.  CHANGES IN SECURITIES.

     During the three and six months ended June 30, 2004, we conducted a private placement of our common stock, whereby we issued 121,250 and 352,750 shares of our common stock and received cash proceeds of $48,500 and $158,600 under this private placement during the three months and six months ended June 30, 2004, respectively.

     We grant shares of our common stock from time to time as consideration for services rendered by employees and consultants. During the three and six months ended June 30, 2004 we granted 779,750 and 1,215,200 shares of common stock as consideration for services. The shares were expensed at their trading value of approximately $0.01.

     We also issued 497,471 shares to two of our officers as consideration for services during the three month period ended June 30, 2004. The shares were expensed at their trading value of approximately $0.0035.

     Furthermore, we declared a reverse stock split of 100 shares to one in the three months ended June 30, 2004. All stock numbers presented in the financial statements have been retroactively restated to reflect the reverse split.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On May 28, 2004, at the annual meeting of our shareholders, our majority shareholders voted to elect a board of directors consisting of the following members: Steve Bonenberger and Brent Fouch. Prior to our annual meeting, our board of directors consisted of two members, Steve Bonenberger and Brent Fouch. Following our annual meeting of shareholders, our board will continue to be composed of Messrs. Bonenberger and Fouch as our only directors.

     Our majority shareholders also voted in favor of the following resolutions:

- To ratify the selection of Epstein, Weber & Conover, P.L.C., Certified Public Accountants ("Epstein, Weber") as our independent auditors for the fiscal year ended December 31, 2003 and to appoint Epstein, Weber as our independent auditors until our next annual meeting of stockholders;

- To increase the authorized number of shares of our common stock from 1,000,000,000 to 9,000,000,000 shares;

-    To  approve  the  following  stock  plans:

     (a) 2003 Qualified Stock Option Plan, adopted by our directors effective January 1, 2003, with 1,500,000 shares of our common stock in the aggregate authorized for issuance under the Plan;

     (b) 2003 Qualified Stock Option Plan, adopted by our directors effective May 29, 2003, with 9,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan.

     (c) Employee Stock Incentive Plan for the Year 2003 adopted by our directors on June 16, 2003, with 16,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan.

     (d) Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2003 adopted by our directors on June 16, 2003, with 1,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan.

     (e) Employee Stock Incentive Plan for the Year 2003 No. 2 adopted by our directors on August 1, 2003, with 70,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan.

     (f) Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2003 No. 2 adopted by our directors on August 1, 2003, with 28,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan.

     (g) Stock Incentive Plan for the Year 2003 No. 3 adopted by our directors on October 6, 2003, with 23,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan.

     (h) Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2003 No. 3 adopted by our directors on October 6, 2003, with 10,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan.

     (i) Employee Stock Incentive Plan for the Year 2003 No. 4 adopted by our directors on November 19, 2003, with 90,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan.

     (j) Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2003 No.4 adopted by our directors on November 19, 2003, with 40,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan.

- To grant discretionary authority to our board of directors to effect a reverse split of our common stock on the basis of up to one post-consolidation share for each 250 pre-consolidation shares.

     The total number of votes cast in favor of each of the above proposals was 437,000,000 shares of our common stock, which number exceeded the majority of the issued and outstanding shares of our common stock on the record date required to pass the proposed amendments. The total number of votes cast with respect to each of the above proposals was 858,902,857 votes. The total number of abstentions with respect to each of the above proposals was 421,902,857.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits.

EXHIBIT NO.                               IDENTIFICATION OF EXHIBIT
----------                                -------------------------
   3.1**     Articles of Incorporation
   3.2*      Articles of Amendment to the Articles of Incorporation
   3.3**     Bylaws
   10.1**    Joint Venture Agreement between Palomar Enterprises, Inc. and Prize Pizza LLC.
   31.1*     Certification of Steven Bonenberger, Chief Executive Officer of Palomar Enterprises, Inc.,
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of
             2002.
   31.2*     Certification of Brent Fouch, Chief Financial Officer of Palomar Enterprises, Inc., pursuant to
             18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
   32.1*     Certification of Steven Bonenberger, Chief Executive Officer of Palomar Enterprises, Inc.,
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of
             2002.
   32.2*     Certification of Brent Fouch, Chief Financial Officer of Palomar Enterprises, Inc., pursuant to
             18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002

__________
*    Filed herewith.
**   Previously filed.

(b)     Reports on Form 8-K.

-    On  May  7,  2004,  we  filed  a Current Report regarding the Joint Venture
     Agreement  with  Prize  Pizza  LLC.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PALOMAR ENTERPRISES, INC.

Dated August 19, 2004.

                                   By /s/ Steven Bonenberger
                                     -----------------------
                                     Steven Bonenberger,
                                     Chief Executive Officer

                                    APPENDIX

PALOMAR ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2004 (UNAUDITED)

ASSETS
   Cash                                                                     $   558,706
   Notes receivable                                                             154,013
   Prepaids and other current assets                                              5,667
   Inventory                                                                      3,364
                                                                            ------------
Total current assets                                                            721,750

Property, plant and equipment, net of accumulated depreciation of $10,685     1,625,123

Deposits and other assets                                                        13,877

Goodwill                                                                        239,198

                                                                            ------------
TOTAL ASSETS                                                                $ 2,599,948
                                                                            ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

   Accounts Payable                                                         $    42,039
   Accrued Expenses                                                               2,938
   Bank line of credit                                                           50,000
   Current portion of notes payable                                               8,255

                                                                            ------------
Total current liabilities                                                       103,232

   Notes payable to related parties                                             352,546
   Note payable, long term                                                      971,745

                                                                            ------------
TOTAL LIABILITIES                                                             1,427,523
                                                                            ------------

MINORITY INTEREST                                                               104,148

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value, 5,000,000,000 shares
      authorized, 11,626,500 shares issued;
      11,623,700 outstanding                                                     11,627
   Additional paid-in capital                                                 8,619,601
   Accumulated deficit                                                       (7,535,533)
   Treasury Stock - at cost (2,800 shares)                                      (27,418)
                                                                            ------------

      Total stockholders' equity                                              1,068,277

                                                                            ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 2,599,948
                                                                            ============

PALOMAR ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                        Three months      Six months      Three months      Six months
                                            ended            ended            ended            ended
                                        June 30, 2004    June 30, 2004    June 30, 2003    June 30, 2003
                                       ------------------------------------------------------------------
Revenues                               $      509,046   $      544,624   $            -   $          180
Cost of goods sold                            414,030          414,030                -               39
                                       ------------------------------------------------------------------

Gross profit                                   95,016          130,594                -              141

Operating expenses
   General and administrative                  67,741          128,034           80,727          136,628
   Facilities and rent                         34,140           44,547            2,089            8,161
   Consulting, legal and professional         792,351        1,662,326           64,317           75,544
   Payroll and related costs                  343,142          371,547          125,195          127,596

                                       ------------------------------------------------------------------
Total operating expenses                    1,237,374        2,206,454          272,328          347,929

Loss from operations                       (1,142,358)      (2,075,860)        (272,328)        (347,788)

Interest expense                              (14,811)         (14,811)               -                -

Minority interest in net loss                  29,185           29,185                -                -

                                       ------------------------------------------------------------------
Net loss                               $   (1,127,984)  $   (2,061,486)  $     (272,328)  $     (347,788)
                                       ==================================================================

Net loss per weighted average
   share of common stock
   outstanding - basic and
   fully diluted                       $        (0.12)  $        (0.26)  $        (1.51)  $        (2.47)
                                       ==================================================================

Weighted average number of
   shares of common stock
   outstanding                              9,390,465        8,067,289          180,929          140,776
                                       ==================================================================

* - Less than $0.01 per share

PALOMAR ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                               Six months       Six months
                                                  ended            ended
                                              June 30, 2004    June 30, 2003
                                             --------------------------------
Cash flows from operating activities:
Net loss for the period                      $   (2,061,486)  $     (347,788)
Minority interest in net loss                       (29,185)
Adjustments to reconcile net loss
   to net cash provided by operating
   activities:
    Depreciation                                     10,684              550
   Loss from disposal of fixed assets                     0            9,350
   Common stock issued for services                 767,388          224,897
   Common stock issued to officers                  174,115
Changes in assets and liabilities:
   Inventory                                          8,040                -
   Prepaid expenses                                  (2,321)           7,726
   Other assets                                     (13,002)           2,400
   Accounts payable and accrued liabilities          44,977          (10,419)

                                             --------------------------------
Net cash used in operating activities            (1,100,790)        (113,284)
                                             --------------------------------

Cash flows from investing activities:
   Purchase of property and equipment              (468,530)               -
   Purchase of notes receivable                    (154,013)               -
                                             --------------------------------
Net cash used in investing activities              (622,543)               -
                                             --------------------------------

Cash flows from financiang activities:
   Proceeds from note payable                       395,546                -
   Payments on note payable                        (300,000)
   Proceeds from sale of common stock             2,043,600           52,000
   Proceeds from notes due to officers                    0           51,864
                                             --------------------------------
Net cash provided by investing activities         2,139,146          103,864
                                             --------------------------------
Net increase (decrease) in cash                     415,813           (9,420)
Cash, beginning of period                           142,893           10,547
                                             --------------------------------
Cash, end of period                          $      558,706   $        1,127
                                             ================================

PALOMAR ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), continued

SUPPLEMENTAL CASH FLOW INFORMATION:

                                     Six Months     Six Months
                                     Ended June     Ended June
                                      30, 2004       30, 2003
                                     -----------    -----------
       Interest Paid                 $    11,923    $       -0-
                                     ===========    ===========



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

                                                                            Six Months   Six Months
                                                                            Ended June   Ended June
                                                                             30, 2004     30, 2003
Common stock issued for services                                            $   767,388  $   224,897
                                                                            ===========  ===========

Property acquired under note payable                                        $   980,000  $       -0-
                                                                            ===========  ===========

Common stock issued to officers                                             $   174,155  $       -0-
                                                                            ===========  ===========

Common stock issued to acquire sixty percent interest in Prize Pizza, Inc.  $   200,000  $       -0-
                                                                            ===========  ===========