Form 10QSB/A
period 2004-06-30
PALOMAR ENTERPRISES INC
filed 2004-08-19
CIK 1082822

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

Amendment No. 1

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

EXPLANATORY NOTE
THIS AMENDMENT ON FORM 10-QSB/A IS BEING FILED TO INCLUDE THE NOTES TO THE FINANCIAL STATEMENTS, WHICH WERE UNINTENTIONALLY OMITTED FROM OUR ORIGINAL FORM 10-QSB, FILED WITH THE SEC ON AUGUST 19, 2004.

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

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

     The financial statements and related notes are included as part of this Quarterly Report as indexed in the appendix.

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
                                                                            ===========  ===========

                            PALOMAR ENTERPRISES, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED JUNE 30, 2004
                       ----------------------------------


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

On May 1, 2004 the Company entered into a joint venture agreement with Prize Pizza Inc.("Prize"). Under the terms of the agreement, the Company issued 25,000,000 shares of common stock in exchange for a sixty percent interest in Prize Pizza, Inc. The transaction was valued at $200,000, based on the stock's market value on the date of acquisition. Because the Company holds a controlling interest in Prize Pizza, the financial statements presented have been consolidated. As a result of the transaction, the excess of the purchase price over the net tangible assets was determined to be $239,198. The Company intends to have an independent valuation performed on the net assets of Prize. Upon completion of that valuation, there may be allocations to various intangible assets subject to amortization and those not subject to amortization.

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

The Company has been unable to generate sufficient operating revenues and has incurred cumulative operating losses of $7,535,533.

Further, the Company has abandoned its initial business plan and a successor business plan to support future operations.

The Company is fully dependent upon the available cash on hand and either future sales of securities or upon its current management and/or advances or loans from controlling shareholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity.

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

2.  Principles of consolidation
    ---------------------------

     The consolidated financial statements include the accounts of the Company and its sixty percent interest in Prize Pizza Inc. All significant intercompany accounts and transactions have been eliminated.

3.  Research and development expenses
    ---------------------------------

     Research and development expenses are charged to operations as incurred. There were no research and development costs incurred in the three and six months ended June 30, 2004.

4.  Advertising expenses
    --------------------

     Advertising and marketing expenses are charged to operations as incurred. Advertising expenses for the three and six months ended June 30, 2004 were $2,344.

5.  Revenue recognition
    -------------------

     The Company generates revenue from the sale of real estate, brokerage commissions, rental properties and restaurant operations. Revenues from real estate sales and commissions are recognized on execution and closing of the sales contract. Rental and restaurant income is recognized in the period earned.

6.  Income Taxes
    ------------

     The Company utilizes the asset and liability method of accounting for income taxes Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

     As of June 30, 2004, the deferred tax asset is related solely to the Company's net operating loss carry forward and is fully reserved.

7.  Earnings (loss) per share
    -------------------------

     Basic earnings (loss) per share are computed by dividing the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2004, the Company's outstanding warrants are considered anti-dilutive due to the Company's net operating loss position.

8. Use of Estimates
   ----------------

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

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, notes receivable, accounts payable, accrued liabilities and notes payable, as applicable, approximates fair value due to the short-term nature of these items. The fair value of the related party notes payable cannot be determined because of the Company's affiliation with the parties with whom the agreements exist. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

NOTE F - RELATED PARTY TRANSACTIONS

The Company pays consulting fees to entities owned by two controlling shareholders. These two controlling shareholders are also the two senior officers and directors of the Company. During the three and six month periods ended June 30, 2004, the Company paid fees of approximately $217,000 and $408,000 to these two entities.

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

                            Warrants
                         ---------------
                         outstanding at
                         ---------------
                          June 30, 2004           Exercise price
                         ---------------  ------------------------------

5/15/02 Warrants                550,000        550,000   $1.00 per share
-----------------------  ---------------  ------------------------------
8/1/02 Warrants                 565,000        565,000   $1.00 per share
-----------------------  ---------------  ------------------------------

Totals at June 30, 2004       1,065,000                        1,065,000
-----------------------  ---------------  ------------------------------

The warrants have no stated expiration date.

NOTE H - CAPITAL STOCK TRANSACTIONS

The Company realized proceeds from the issuance and exercise of options under the Company's ESIP. During the three and six months ended June 30, 2004 the Company realized $820,000 and $1,885,000, respectively, through its ESIP.
During the three and six months ended June 30, 2004 the Company issued 1,865,000 and 3,620,000 shares, respectively, at an average price of $0.008 net of the 15% discount offered to employees under the ESIP program.

The Company conducted a private placement of its common shares during the three and six months ended June 30, 2004. The Company issued 121,250 and 352,750 shares of its common stock and received cash proceeds of $48,500 and $158,600 under this private placement during the three months and six months ended June 30, 2004, respectively.

The Company grants shares of its common stock from time to time as consideration for services rendered by employees and consultants. During the three and six months ended June 30, 2004 the Company granted 779,750 and 1,215,200 shares of common stock as consideration for services. The shares were expensed at their trading value of approximately $0.01.

The Company also issued 497,471 shares to two of its officers as consideration for services during the three month period ended June 30, 2004. The shares were expensed at their trading value of approximately $0.0035.

The Company also declared a reverse stock split of 100 shares to one in the three months ended June 30, 2004. All stock numbers presented in the financial statements have been retroactively restated to reflect the reverse split.

NOTE I - PROPERTY

Property and equipment consisted of the following at June 30, 2004:

          Building                             $1,401,241
          Restaurant equipment                     61,628
          Furniture & fixtures                     12,594
          Leasehold improvements                  160,344
                                               -----------
                   Total                        1,635,807
          Less: Accumulated depreciation          (10,684)
                                               -----------
          Property & equipment, net            $1,625,123
                                               ===========

Assets are being depreciated from five to forty years using the straight line method.

NOTE J - NOTES PAYABLE AND BANK LINE OF CREDIT

Notes payable and bank line of credit at June 30, 2004 are comprised of the following:

Bank line of credit, maximum balance of $50,000, interest at bank's prime rate plus one percent, %5 at June 30, 2004.  Monthly interest only payments are required, principal due April 30, 2005.  Personally
guaranteed by owner, collateralized by all assets of Prize Pizza, Inc.         $   50,000

Note payable to lending institution, original balance of $980,000, interest at 7.5% per annum.  Requires monthly principal and interest payments of
6,852 through 2034.  Collateralized by building.                                  980,000

Notes due to related parties, original balance of $352,546, interest at 5%
per annum, interest and principal due March 31, 2009.                             352,546

                                                                               -----------
          Total                                                                 1,382,546

          Less current portion                                                    (58,255)

                                                                               -----------
          Total long-term portion                                              $1,324,291
                                                                               ===========


     Future maturities of principal at June 30 are as follows:

     2004                                      $   58,255
     2005                                           9,675
     2006                                          10,426
     2007                                          11,235
     2008                                          12,108
     Thereafter                                 1,280,847

          Total                                $1,382,546

NOTE K - LEASES

     The Company leases its restaurant space under a long term operating lease expiring December 31, 2010. Rent expense under this lease was $15,669 for the period ended June 30, 2004.

     Future minimum lease payments are as follows:

               Six months
               remaining of 2004  $ 40,994
               2005                 81,888
               2006                 81,888
               2007                 82,764
               2008                 82,764
               2009                 84,324
               Thereafter           84,324
                                  --------
               Total              $538,946
                                  ========


     The Company also leases part of the space in its office building under a long term operating lease expiring June 30, 2007. Under the terms of the lease, the Company receives monthly payments of $2,625.

NOTE L - REAL ESTATE PURCHASE AND SALE

     During the six months ended June 30, 2004, the Company acquired and sold residential real estate in southern California. The Company acquired the property for approximately $378,000 and sold the same for approximately $407, 000, net of transaction costs. Those amounts are included in cost of sales and revenue respectively for the three and six month periods ended June 30, 2004. The Company intends to acquire and sell real estate as part of its ongoing operations.

NOTE M - NOTE RECEIVABLE

     During the three month period ended June 30, 2004, the Company advanced cash of approximately $154,000 to an entity that provided financing for automobile purchases. The Company's receivable is in the form of two notes that are both due in June 2005. The notes bear interest at 12% per annum and are payable in monthly installments of principal and interest. The notes are collateralized by the underlying automobile financing agreements of the third party. The Company has commitment up to $1,000,000 financing to the third party if such funds are available within the Company.