Form 10QSB
period 2004-09-30
PALOMAR ENTERPRISES INC
filed 2004-11-16
CIK 1082822

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2004
                                 ------------------

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number:  000-32829

                            PALOMAR ENTERPRISES, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

                 Nevada                               88-0470235
                 ------                               ----------
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)               Identification No.)

      1802 N. Carson St. #212-2705
      ----------------------------
          Carson City, Nevada                         89701-1230
          -------------------                         ----------
(Address of principal executive offices)              (Zip Code)

                                 (775) 887-0670
                                 --------------
              (Registrant's telephone number, including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares of the issuer's common equity outstanding as of October 7, 2004 was 966,119 shares of common stock, par value $0.0001.

                            PALOMAR ENTERPRISES, INC.


                                TABLE OF CONTENTS
                                                                            Page

PART I - FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements                           3

                  Balance Sheet                                               4

                  Statements of Operations                                    5

                  Statements of Cash Flows                                    6

                  Notes to Consolidated Financial Statements                  8

         Item 2.  Management's Discussion and Plan of Operation              14

         Item 3.  Controls and Procedures                                    17

PART II - OTHER INFORMATION

         Item 2.  Changes in Securities                                      18

         Item 4.  Submission of Matters to a Vote of Security Holders        19

         Item 6.  Exhibits                                                   19

SIGNATURES                                                                   19

CERTIFICATION

                         PART I - FINANCIAL INFORMATION

                     ITEM 1. UNAUDITED FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-KSB previously filed with the Commission on April 13, 2004.

PALOMAR ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2004 (UNAUDITED)
ASSETS
   Cash                                                                     $   427,228
   Notes receivable                                                             189,437
   Prepaids and other current assets                                              5,000
                                                                            ------------
Total current assets                                                            621,665

Property, plant and equipment, net of accumulated depreciation of $10,058     1,397,127

Deposits and other assets                                                           875

                                                                            ------------
TOTAL ASSETS                                                                $ 2,019,667
                                                                            ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

   Accounts Payable                                                         $    19,342
   Accrued Expenses                                                               3,949
   Current portion of notes payable                                             334,147
                                                                            ------------
Total current liabilities                                                       357,438

   Note payable, long term                                                      841,657
                                                                            ------------
TOTAL LIABILITIES                                                             1,199,095
                                                                            ------------

STOCKHOLDERS' EQUITY:
   Series A preferred stock, $0.0001 par value, 10,000,000 shares
      authorized, no shares issued or outstanding                                     -
   Series B preferred stock, $0.0001 par value, 50,000,000 shares
      authorized, no shares issued or outstanding                                     -
   Series C preferred stock, $0.0001 par value, 30,000,000 shares
      authorized, no shares issued or outstanding                                     -
   Common stock, $0.0001 par value, 14,000,000 shares
      authorized, 766,123 shares issued;
      766,120 outstanding                                                            77
   Additional paid-in capital                                                 9,461,407
   Accumulated deficit                                                       (8,613,494)
   Treasury stock - at cost (3 shares)                                          (27,418)
                                                                            ------------

      Total stockholders' equity                                                820,572
                                                                            ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 2,019,667
                                                                            ============

     The accompanying notes are an integral part of these unaudited financial statements.

PALOMAR ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                           Three months          Nine months           Three months          Nine months
                                              ended                 ended                 ended                 ended
                                        September 30, 2004    September 30, 2004    September 30, 2003    September 30, 2003
                                       --------------------  --------------------  --------------------  --------------------
Revenues                               $           126,829   $           653,797   $             1,352   $             1,532
Cost of goods sold                                       -               401,975                     -                    39
                                       --------------------  --------------------  --------------------  --------------------

Gross profit                                       126,829               251,822                 1,352                 1,493

Operating expenses
   General and administrative                       77,990               183,907               121,912               276,747
   Facilities and rent                              12,492                41,370                 4,507                12,668
   Consulting, legal and professional              646,030             2,308,356             4,285,452             4,424,348
   Payroll and related costs                       279,745               614,059                48,200               176,737
                                       --------------------  --------------------  --------------------  --------------------
Total operating expenses                         1,016,257             3,147,692             4,460,071             4,890,500

Loss from operations                              (889,428)           (2,895,870)           (4,458,719)           (4,889,007)

Interest expense                                   (22,310)              (33,577)                    -                     -
                                       --------------------  --------------------  --------------------  --------------------
Loss from continuing operations        $          (911,738)  $        (2,929,447)  $        (4,458,719)  $        (4,889,007)

Discontinued operations:
Loss from operations of Prize Pizza                      -               (43,777)                    -                     -
Loss on disposal of Prize Pizza                   (166,223)             (166,223)                    -                     -
                                       --------------------  --------------------  --------------------  --------------------
Loss on discontinued operations        $          (166,223)  $          (210,000)  $                 -   $                 -
                                       --------------------  --------------------  --------------------  --------------------
Net loss                               $        (1,077,961)  $        (3,139,447)  $        (4,458,719)  $        (4,889,007)
                                       ====================  ====================  ====================  ====================

  Net loss per share of common stock
   outstanding before discontinued
   operations - basic and diluted      $             (5.88)  $            (50.82)  $         (5,665.46)  $        (13,321.54)

  Net loss per share of common stock
    outstanding from discontinued
   operations - basic and diluted      $             (1.07)  $             (3.64)  $                 -   $                 -
                                       --------------------  --------------------  --------------------  --------------------
  Net loss per share of common stock
   outstanding - basic and diluted     $             (6.95)  $            (54.46)  $         (5,665.46)  $        (13,321.54)
                                       ====================  ====================  ====================  ====================

Weighted average number of
   shares of common stock                          155,175                57,642                   787                   367
                                       ====================  ====================  ====================  ====================
   outstanding

     The accompanying notes are an integral part of these unaudited financial statements.

PALOMAR ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                   Nine months           Nine months
                                                      ended                 ended
                                                September 30, 2004    September 30, 2003
                                               --------------------  --------------------
Cash flows from operating activities:
Net loss for the period                        $        (3,139,447)  $        (4,889,007)
Adjustments to reconcile net loss to net cash
   used by operating activities:
   Depreciation                                             10,058                   550
   Loss from disposal of fixed assets                            -                 9,350
   Loss from discontinued operations                       210,000
   Common stock issued for services                      1,149,138             4,547,097
   Common stock issued to officers                         174,115                     -
Changes in assets and liabilities:
   Prepaid expenses                                         (4,108)                7,726
   Other assets                                                  -                 2,400
   Accounts payable and accrued liabilities                 20,789                65,581
                                               --------------------  --------------------
Net cash used in continuing operations                  (1,579,455)             (256,303)
Cash flows from discontinued operations                     (7,498)                    -
                                               --------------------  --------------------
Net cash used in operating activities                   (1,586,953)             (256,303)
                                               --------------------  --------------------

Cash flows from investing activities:
   Purchase of property and equipment                     (427,185)                    -
   Repayments of notes receivable                           49,274                     -
   Purchase of notes receivable                           (238,711)                    -
                                               --------------------  --------------------
Net cash used in investing activities                     (616,622)                    -
                                               --------------------  --------------------

Cash flows from financing activities:
   Proceeds from note payable                              625,000                     -
   Payments on note payable                               (429,196)                    -
   Stock subscription receivable                                 -               (35,000)
   Proceeds from sale of common stock                    2,419,590               303,836
   Acquisition of treasury stock                          (127,484)                    -
   Repayments of notes due to officers                           -               (52,000)
   Proceeds from notes due to officers                           -                52,000
                                               --------------------  --------------------
Net cash provided by investing activities                2,487,910               268,836
                                               --------------------  --------------------
Net increase in cash                                       284,335                12,533
Cash, beginning of period                                  142,893                10,547
                                               --------------------  --------------------
Cash, end of period                            $           427,228   $            23,080
                                               ====================  ====================

     The accompanying notes are an integral part of these unaudited financial statements.

PALOMAR ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), continued

SUPPLEMENTAL CASH FLOW INFORMATION:

                      Nine Months   Nine Months
                         Ended         Ended
                       September     September
                        30, 2004      30, 2003
                      ------------  ------------
  Interest Paid       $     29,628  $        -0-
                      ============  ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

                                                                       Nine Months     Nine Months
                                                                          Ended           Ended
                                                                      September 30,   September 30,
                                                                           2004            2003
Common stock issued for services                                      $    1,149,138  $    4,547,097
                                                                      ==============  ==============
Property acquired under note payable                                  $      980,000  $          -0-
                                                                      ==============  ==============
Common stock issued to officers                                       $      174,155  $          -0-
                                                                      ==============  ==============
Common stock issued to acquire sixty percent interest in Prize Pizza  $      200,000  $          -0-
                                                                      ==============  ==============

     The accompanying notes are an integral part of these unaudited financial statements.

PALOMAR ENTERPRISES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2004
---------------------------------------


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

On May 1, 2004 the Company entered into a joint venture agreement with Prize Pizza LLC (Prize). Under the terms of the agreement, the Company issued 25,000,000 shares of common stock in exchange for a sixty percent interest in Prize. The transaction was valued at $200,000, based on the stock's market value on the date of acquisition. Because the Company held a controlling interest in Prize, the financial statements presented as of June 30, 2004 were consolidated. Effective as of August 20, 2004, the Company abandoned all operations of Prize and has recorded all related activities as discontinued operations in the three months ended September 30, 2004.

The Company faces many operating and industry challenges. There is no meaningful operating history to evaluate the Company's prospects for successful operations. Future losses for the Company are anticipated. The proposed plan of operations would include attracting investors to fund expansion and ongoing operations.


NOTE  B  -  PREPARATION  OF  FINANCIAL  STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that will be realized for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

The Company has been unable to generate sufficient operating revenues and has incurred cumulative operating losses of $8,613,494.

The Company has implemented a business plan to operate as a mortgage broker and a lender for sub-prime auto loans. However, the Company is dependent upon the available cash on hand and either future sales of securities or upon its current management and/or advances or loans from controlling shareholders or corporate officers to provide sufficient working capital.

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

2.   Principles  of  consolidation
     -----------------------------

     The consolidated financial statements include the accounts of the Company and its sixty percent interest in Prize Pizza LLC. All significant intercompany accounts and transactions have been eliminated. The Company abandoned its interest in Prize Pizza, LLC during the three months ended
     September  30,  2004.

3.   Research  and  development  expenses
     ------------------------------------

     Research and development expenses are charged to operations as incurred. There were no research and development costs incurred in the three and nine months ended September 30, 2004.

4.   Advertising  expenses
     ---------------------

     Advertising and marketing expenses are charged to operations as incurred. Advertising expenses for the three and nine months ended September 30, 2004 were $23,219 and $25,563, respectively.

5.   Revenue  recognition
     --------------------

     The Company generates revenue from the sale of real estate, brokerage commissions, rental properties and restaurant operations. Revenues from real estate sales and commissions are recognized on execution of the sales contract. Rental and restaurant income is recognized in the period earned.

6.   Income  Taxes
     -------------

     The Company utilizes the asset and liability method of accounting for income taxes. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

     As of September 30, 2004, the deferred tax asset is related solely to the Company's net operating loss carry forward and is fully reserved.


7.   Earnings  (loss)  per  share
     ----------------------------

     Basic  earnings  (loss)  per  share are computed by dividing the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2004, the Company's outstanding warrants are considered anti-dilutive due to the Company's net operating loss position.

     Subsequent to September 30, 2004, the Company declared a 1,000 to one reverse stock split of its common stockAll stock numbers presented in the financial statements have been retroactively restated to reflect this reverse split.

8.   Use  of  Estimates
     ------------------

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

NOTE  F  -  RELATED  PARTY  TRANSACTIONS

The Company pays consulting fees to entities owned by two controlling shareholders. These two controlling shareholders are also the two senior officers and directors of the Company. During the three and nine month periods ended September 30, 2004, the Company paid fees of approximately $70,000 and $478,000 to these two entities.

NOTE  G  -  STOCK  WARRANTS

In May and June 2002, in connection with the sale of Units pursuant to a Private Placement Memorandum, dated May 15, 2002, the Company issued stock warrants (5/15/02 Warrants) to the purchasers of 6 shares of common stock to purchase up to an additional 6 shares of restricted, unregistered common stock at a price of $1.00 per share.

In August and September 2002, in connection with the sale of Units pursuant to a Private Placement Memorandum, dated August 1, 2002, the Company issued stock warrants (8/1/02 Warrants) to the purchasers of 515,000 shares of common stock to purchase up to an additional 515,000 shares of restricted, unregistered common stock at a price of $1.00 per share.

                                   Warrants
                                outstanding at
                              September 30, 2004  Exercise price
                              ------------------  ---------------------
5/15/02 Warrants                               6    6   $1.00 per share
8/1/02 Warrants                                6    6   $1.00 per share
                              ------------------  ---------------------

Totals at September 30, 2004                  12   12
                              ==================  =====================

The warrants have no stated expiration date.


NOTE  H  -  CAPITAL  STOCK  TRANSACTIONS

The Company raises capital through the issuance and exercise of options under the Company's ESIP. During the three and nine months ended September 30, 2004 the Company raised $375,990 and $2,260,990, respectively, through its ESIP. During the three and nine months ended September 30, 2004 the Company issued 530,900 and 534,520 shares, respectively, at an average price of $0.0007 net of the 15% discount offered to employees under the ESIP program.

The Company conducted a private placement of its common shares during the nine months ended September 30, 2004. The Company issued 353 shares of its common stock and received cash proceeds of $158,600 under this private placement during the nine months ended September 30, 2004. In the three months ended September 30, 2004, the Company rescinded 254 shares issued in this offering at a cost of $127,484. The rescinded shares were returned and cancelled.

The Company grants shares of its common stock from time to time as consideration for services rendered by employees and consultants. During the three and nine months ended September 30, 2004 the Company granted 223,850 and 225,065 shares of common stock as consideration for services. The shares were expensed at their trading value of approximately $0.008.

The Company also issued 497 shares to two of its officers as consideration for services during the nine month period ended September 30, 2004. The shares were expensed at their trading value of approximately $0.0035.

The Company also declared a reverse stock split of 100 shares to one in the nine months ended September 30, 2004. Effective as of November 5, 2004, the Company declared another reverse stock split of 1,000 shares to one, and has reduced its par value from $0.001 per share to $0.0001 per share. All stock numbers presented in the financial statements have been retroactively restated to reflect both reverse splits and the change in par value.

NOTE  I  -  PROPERTY

Property  and  equipment  consisted  of  the  following  at  September 30, 2004:

     Building                        $1,401,242
     Office equipment                     5,943
                                     -----------
              Total                   1,407,185
     Less: Accumulated depreciation     (10,058)
                                     -----------
     Property & equipment, net       $1,397,127
                                     ===========

Assets are being depreciated from five to forty years using the straight line method.

NOTE  J  -  NOTES  PAYABLE  AND  BANK  LINE  OF  CREDIT

Notes payable and bank line of credit at September 30, 2004 are comprised of the following:

Note payable to lending institution, original balance of $980,000, interest at 7.5% per annum.  Requires monthly principal and interest payments of
6,852 through 2034.  Collateralized by building.                               $  850,804

Convertible debentures payable to investor group, original balance of
325,000, interest at 8% per annum, interest payable quarterly.  Principal and accrued interest are convertible at any time at the rate of 80% of the average three lowest closing bid prices of the twenty trading days immediately preceding the conversion, limited to a maximum of 4.99%
of the total outstanding common stock on the date conversion.  Principal
due July and August 2005.                                                         325,000
                                                                               -----------
          Total                                                                 1,175,804

         Less current portion                                                    (334,147)
                                                                               -----------
          Total long-term portion                                              $  841,657
                                                                               ===========

     Future maturities of principal at September 30 are as follows:

          2005                                                                 $  334,147
          2006                                                                      9,858
          2007                                                                     10,623
          2008                                                                     10,848
          2009                                                                     11,448
          Thereafter                                                              464,733
                                                                               -----------
               Total                                                           $  841,657
                                                                               ===========

NOTE  K  -  DISCONTINUED  OPERATIONS

As stated in Note A to the financial statements, the Company abandoned its pizza restaurant operations during the three months ended September 30, 2004. The total loss incurred from operations was $43,777 on revenues of $17,656 and the total loss from disposal of the business was $166,223.

NOTE  L  -  SUBSEQUENT  EVENTS

Subsequent to September 30, 2004, the Company authorized 100,000,000 shares of preferred stock. The preferred stock authorized is comprised of three series, "A", "B" and "C". Series A preferred stock has 10,000,000 shares available and are convertible to shares of common stock at a ratio of 1,000 to one. These shares have voting rights attached. On October 25, 2004, 9,000,000 shares of Series "A" preferred stock were issued to two officers of the Company. As a result of the granting of their voting preferred shares, the two officers effectively have approximately ninety nine percent voting control of the Ciompany. Series "B" preferred stock has 50,000,000 shares available and are convertible to shares of common stock at a ratio of 100 to one. On August 29, 2004, 45,000,000 of these shares were subscribed by an outside entity. On August 25, 2004, the transaction and the shares were cancelled. Series "C" preferred stock has 30,000,000 shares available and are convertible to shares of common stock at a ratio of 1,000 to one. The remaining 10,000,000 authorized preferred shares are undesignated.

NOTE  M  -  REAL  ESTATE  PURCHASE  AND  SALE

During the nine months ended September 30, 2004, the Company acquired and sold residential real estate in southern California. The Company acquired the property for approximately $378,000 and sold the same for approximately $407,000, net of transaction costs. Those amounts are included in cost of sales and revenue respectively for the nine month period ended September 30, 2004.
The Company intends to acquire and sell real estate as part of its ongoing operations.

NOTE  N  -  NOTE  RECEIVABLE

During the three and nine month periods ended September 30, 2004, the Company advanced cash of approximately $85,000 and $239,000, respectively, to an entity that provided financing for automobile purchases. The Company's receivable is in the form of multiple notes due through August 2005. The notes bear interest at 12% per annum and are payable in monthly installments of principal and interest. The notes are collateralized by the underlying automobile financing agreements of the third party. The Company has committed up to $1,000,000 in financing to the third party if such funds are available within the Company.


                         *    *    *    *    *    *    *

              ITEM 2. MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During the first half of 2003, we had no operations and limited current assets with which to finance our ongoing operations. On July 11, 2003, we changed our business model to become a development company with two operating divisions:

     1.   Financial  Services,  which  focuses  upon:

          a.   Real  estate  sales  and  client  services,

          b.   Mortgage  and  home  loan  origination  and

          c.   Property  acquisition  and  development.

     2.   Corporate  Finance,  with  a  focus  on:

          a.   Developing  and/or  acquiring  cash  flow  positive  businesses;

          b. Acquiring the real property and assets that are material to those businesses; and

          c. Offering various types of financial instruments, including, but limited to notes, deeds of trust and other corporate financing mechanisms.

     During the third quarter of 2004, we have made significant progress in both divisions. In the quarter, the Financial Services Division accomplished the following:

     1. The Palomar Group Real Estate Sales and Client Services division currently contracts a number of real estate agents and has seen the most productive quarter in the Company's history. We changed our business in July of 2003, and as such, year-to-year comparisons are not a good indication of our performance.

     2. The Palomar Group Lending & Home Loans had another productive quarter in its mortgage and home loan originations business. In combination with our real estate sales and client services division, aggregate real estate operations provided the majority of our revenues in the three months ended September 30, 2004.

     3. The Palomar Group Property Acquisition and Development group is tasked with locating and acquiring revenue generating properties.

          a. During the first quarter of 2004, the first property, a single family residence in Carlsbad, California was secured. In the second quarter, we sold this property. We intend to continue to acquire and sell real estate as part of our ongoing operations.

          b. The Property Acquisition and Development group also exercised an option to purchase, and subsequently completed the purchase, of an office facility located at 2585 Pio Pico Drive in Carlsbad, California. The office was purchased for a price of $1,400,000. Renovation was conducted and completed on this building and the offices are fully operational. Our entire real estate and home loan divisions occupy the lower section of the office building. The office provides Palomar with a full service real estate & home loan origination facility that will continue to serve our company, our employees and client base for many years to come.

     4. We have created and reworked our website at www.palomar-financial.com to serve as the hub of our real estate efforts. We have also mirrored our site at www.thepalomargroup.com.

     During the quarter ended September 30, 2004, the Corporate Finance Division operated as follows:

     1. In May 2004, we completed construction and opened the Prize Pizza location in Tempe, Arizona. Although limited revenues were generated from this location, the facility was not profitable. On August 20, 2004, we terminated all Prize Pizza operations and the Tempe, Arizona location has been closed permanently. The total loss incurred from operations was $43,777 on revenues of $17,656 and the total loss from disposal of the business was $166,223. Prize Pizza's operations were terminated because our board of directors has mandated that we focus our entire resources on our core business of real estate development, real estate acquisitions, real estate sales, real estate home loans and mortgages and other related financial matters.

     2. As a result of the winding up of all Prize Pizza operations, our Joint Venture with K & S Family Entertainment to introduce Prize Pizza in New Mexico has also been terminated.

     3. During the prior quarter, we implemented a program to purchase secured auto notes with Price Right Auto Group in Fenton, Michigan. This agreement grants us the right to purchase, on a funds available basis, up to $1,000,000 worth of secured auto contracts from Price Right Auto Group. During the three and nine month periods ended September 30, 2004, we advanced cash of approximately $85,000 and $239,000, respectively, to Price Right Auto Group. Our receivable is in the form of multiple notes due through August 2005. The notes bear interest at 12% per annum and are payable in monthly installments of principal and interest. The notes are collateralized by the underlying automobile financing agreements of the third party.

     In the three months ended September 30, 2004, we generated an aggregate of $126,829 in revenues from our operations compared to limited revenues of $1,352 during the three month period ended September 30, 2003. During the nine months ended September 30, 2004, we generated $653,797 in revenues as compared to $1,532 during the year ago period.

     During the three months ended September 30, 2004 and 2003, we did not incur any cost of goods sold. This resulted in gross profits of $126,829 and $1,352 for the periods quarters ended September 30, 2004 and 2003, respectively. Cost of goods sold during the nine month period ended September 30, 2004 was $401,975, resulting in a gross profit of $251,822 for that period. For the nine months ended September 30, 2003, we incurred cost of goods sold in the amount of $39. Resultantly, gross profit during the nine months ended September 30, 2003 was $1,493.

     The total operating expenses for the three months ended September 30, 2004 were approximately $1,016,257 consisting primarily of consulting, legal and professional fees aggregating $646,030. Payroll expenses were $279,745 and general and administrative expenses totaled $77,990, while facilities and rent contributed $12,492 to our expenses. Our management believes that these costs will be recurring and there is nothing to suggest any substantial reduction or increase for the foreseeable future. In comparison, during the year ago three month period ended September 30, 2003, total operating expenses were $4,460,071, consisting primarily of consulting, legal and professional fees aggregating $4,285,452; general and administrative costs of $121,912, payroll expenses of $48,200 and facilities and rent of $4,507.

     In the nine months ended September 30, 2004, we incurred total operating expenses of $3,147,692, consisting significantly of consulting, legal and professional fees of $2,308,356. Payroll and related costs contributed $614,059 to total expenses, while general and administrative expenses totaled $183,907 and $41,370 went toward facilities and rent expense. Our expenditures during the nine months ended September 30, 2003 were $4,890,500. Consulting, legal and professional fees contributed $4,424,348 to our operating expenses, while general and administrative expenses added $276,747. Payroll and related costs were an additional $176,737 and facilities and rent expense added $12,668.

     In the three months ended September 30, 2004, we experienced a loss from operations of approximately $889,428, as compared to loss of approximately $4,458,719 for the quarter ended September 30, 2003. In the nine months ended September 30, 2004 our loss from operations was $2,895,870, while in the same nine month period during 2003 our loss from operations totaled $4,889,007.

     During both the three months ended September 30, 2004 and nine months ended September 30, 2004, we recorded interest expense of $22,310 and $33,577, respectively. We did not incur any interest expense in 2003.

     Additionally, during the three months ended September 30, 2004, we recorded a one-time loss on our disposal of discontinued operations related to Prize Pizza in the amount of $166,223. During the nine month period ended September 30, 2004, we also recorded a loss from discontinued operations in the amount of $43,777.

     Resultantly, our net loss aggregated to $1,077,961 during the third quarter of 2004, compared to a net loss of $4,458,719 during the year ago quarter. Through the nine months ended September 30, 2004, we experienced a net loss of $3,139,447. In contrast, our net loss during the nine months ended September 30, 2003 was $4,889,007. We expect to continue to experience net losses going forward in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2004, our current assets of $621,665 exceeded current liabilities in the amount of $357,438. We generated a cash flow deficit from continuing operations of $1,579,455 for the nine months ended September 30, 2004. Cash flow deficits from operating activities for the nine months ended September 30, 2004 is primarily attributable to our net loss from operations of $3,139,447 adjusted primarily for common stock issued to consultants and employees for services of $1,149,138.

     During the nine months ended September 30, 2004, we had a net cash outflow of $616,622 for investing activities. These funds were used primarily to purchase property and equipment aggregating $427,185 and the purchase of notes receivable in the amount of $238,711 during that nine month period.

     Cash flows provided from financing activities was $2,487,910 for the nine months ended September 30, 2004. This was mainly from proceeds received from officers and employees for stock options exercised during this period in the amount of $2,419,590. All proceeds were used for working capital.

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

OFF-BALANCE  SHEET  ARRANGEMENTS

     We  do  not  have  any  off-balance  sheet  arrangements.

PLAN  OF  OPERATION

     Our  plans  through  fiscal  year  2004  include:

     1. Increase revenues and market share for our real estate & home loan groups.

     2. Continue to acquire assets and revenue generating properties and to secure the revenue and long-term appreciation from these efforts.

     3.   Expand  our  corporate  finance  division.

     4.   Continue  to  purchase  secured  auto  contracts.


                         ITEM 3. CONTROLS AND PROCEDURES

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

     As of the date of this report, we are not involved in any legal proceedings.


ITEM  2.  CHANGES  IN  SECURITIES

     We declared a reverse stock split of 100 shares to one in the nine months ended September 30, 2004. Effective as of November 5, 2004, we declared a second reverse stock split of 1,000 shares to one, and reduced our par value from $0.001 per share to $0.0001 per share. All stock numbers presented in the financial statements have been retroactively restated to reflect both reverse splits and the change in par value.

     Subsequent to September 30, 2004, we authorized 100,000,000 shares of preferred stock. The preferred stock authorized is comprised of three series, "A," "B" and "C". 10,000,000 shares have been designated as Series A preferred stock Shares of the Series "A" preferred stock are convertible to shares of common stock at a ratio of 1,000 to one. These shares have voting rights attached. On October 25, 2004, 9,000,000 shares of Series "A" preferred stock were issued to two of our officers. As a result of the granting of their voting preferred shares, the two officers effectively have approximately 90% of our voting control. 50,000,000 shares have been designated as Series "B" preferred stock. Shares of the Series "B" preferred stock are convertible to shares of common stock at a ratio of 100 to one. On August 29, 2004, 45,000,000 of these shares were subscribed by an outside entity. On August 25, 2004, the transaction and the shares were cancelled. 30,000,000 shares have been designated as Series "C" preferred stock Shares of the Series "C" preferred stock are convertible to shares of common stock at a ratio of 1,000 to one. The remaining 10,000,000 authorized preferred shares are undesignated.

ITEM 3.  DEFAULTS  UPON  SENIOR  SECURITIES.

         None.

ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

         None.

ITEM 5.  OTHER  INFORMATION

     On October 7, 2004, we entered into an asset purchase agreement with Market Share Recovery, Inc., a Delaware corporation. This transaction has subsequently been cancelled at the request of Market Share Discovery.

     We engaged a new transfer agent. We now utilize the services of Continental Stock Transfer & Trust Company, located in, New York, New York. We ended our relationship with our former transfer agent, Signature Stock Transfer, located in Plano, Texas. There are no outstanding obligations with our former transfer agent.


ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)    Exhibits.

   EXHIBIT NO.                  IDENTIFICATION OF EXHIBIT
   -----------                  -------------------------

      3.1**    Articles  of  Incorporation.
      3.2**    Certificate  of  Designation  for  the Series B Preferred Stock
               filed  with  Secretary  of  State  of  Nevada  on  April 2, 2004.
      3.3**    Certificate of Amendment to the Articles of Incorporation filed with  Secretary  of  State  of  Nevada  on  June  3,  2004.
      3.4**    Certificate of Amendment to the Articles of Incorporation filed with  Secretary  of  State  of  Nevada  on  June  15,  2004
      3.5*     Certificate  of  Amendment  to the Certificate of Designation for
               the  Series  B  Preferred  Stock filed with Secretary of State of
               Nevada  on  August  26,  2004
      3.6*     Certificate of Designation for the Series C Preferred Stock filed with  Secretary  of  State  of  Nevada  on  September  29,  2004,
      3.7*     Certificate of Designation for the Series A Preferred Stock filed with  Secretary  of  State  of  Nevada  on  September  29,  2004,
      3.8*     Certificate  of  Correction  to  the Articles of Amendment to the
               Articles of Incorporation filed with Secretary of State of Nevada on  September  29,  2004.
      3.9**    Bylaws.
      10.1*    Acquisition  Agreement  for  the  Carlsbad  property.  31.1*
               Certification  of  Steve  Bonenberger, Chief Executive Officer of
               Palomar  Enterprises,  Inc.,  pursuant  to 18 U.S.C. Sec.1350, as adopted  pursuant  to  Sec.302 of the Sarbanes-Oxley Act of 2002.
      31.2*    Certification of Brent Fouch, Chief Financial Officer of Palomar
               Enterprises,  Inc.,  pursuant  to  18 U.S.C. Sec.1350, as adopted pursuant  to  Sec.302  of  the  Sarbanes-Oxley  Act  of  2002.
      32.1*    Certification  of Steve Bonenberger, Chief Executive Officer of
               Palomar  Enterprises,  Inc.,  pursuant  to 18 U.S.C. Sec.1350, as adopted  pursuant  to  Sec.906 of the Sarbanes-Oxley Act of 2002.
      32.2*    Certification of Brent Fouch, Chief Financial Officer of Palomar
               Enterprises,  Inc.,  pursuant  to  18 U.S.C. Sec.1350, as adopted pursuant  to  Sec.906  of  the  Sarbanes-Oxley  Act  of  2002
__________
*   Filed herewith.
**  Previously filed.

(b)  Reports on Form 8-K.

     Form 8-K filed on August 12, 2004 to report acquisition of an office complex located in Carlsbad, California.

     Form 8-K filed on August 27, 2004 to report termination of operations of Prize Pizza.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            PALOMAR ENTERPRISES, INC.
--------------------------------------------------------------------------------
                                  (Registrant)

                              By:   /s/Steve  Bonenberger
                                    ----------------------------
                                    Steve Bonenberger, President

                              Date: November15,  2004
                                    ----------------------------