Form 10KSB/A
period 2003-12-31
PALOMAR ENTERPRISES INC
filed 2005-03-10
CIK 1082822

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                -------------------------------------------------

                                   FORM 10-KSB/A

Amendment Number 1

(Mark  One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

                         COMMISSION FILE NO.  000-32829

                            PALOMAR ENTERPRISES, INC.
               (Exact name of issuer as specified in its charter)

              NEVADA                                    88-0470235
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

1802 N. Carson Street, No.212-2705, Carson City, Nevada     89701
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

MARKETS  AND  MARKETING

     During the first half of 2003, we had no operations and limited current assets with which to finance our ongoing operations. On July 11, 2003, we changed our business model to become a development company. We currently have the following operating divisions:

- Financial Services Division, which focuses upon mortgage and home loan origination, real state sales and client services, and property acquisition and development. This division operates from facility owned by us and located at 2585 Pio Pico Drive in Carlsbad, California. The division was established in the third fiscal quarter of 2003 and has produced revenue in 2004. Financial information pertaining to our Financial Services Division will be contained in our Annual Report on Form 10-KSB for the year ended December 31, 2004. We currently have four real estate agents and two loan agents in our Financial Services Division. The Financial Services Division is currently in the process of installing a new phone, computer and contact management system. Our goal is to double the work force of the Financial Services Division in the fiscal year 2005. For further reference, please visit www.thepalomargroup.com .

- Corporate Finance Division, with a focus on developing and/or acquiring cash flow positive businesses, acquiring the real property and assets that are material to those businesses offering various types of financial instruments; including but not limited to, notes, deeds of trust and other types of corporate financing structures.

     This division has now been reorganized and operates as our wholly owned Subsidiary, The BlackHawk Fund (BHWK.OB). We announced and disclosed the terms of our acquisition of The BlackHawk Fund (formerly, Zannwell, Inc.) in a Current Report on Form 8-K filed with the Commission on December 3, 2004. Palomar Enterprises, Inc., will now be focused upon its core real estate services and property development business.


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

SUBSTANTIAL  DOUBT  THAT  WE  CAN  CONTINUE  AS  A  GOING  CONCERN.

     As of December 31, 2003, we had cash on hand in the amount of $142,893. We expect to incur significant capital expenses in pursuing our plans to increase sales volume, expanding our product lines and obtaining additional financing through stock offerings, or licensing agreements or other feasible financing alternatives. In order for us to continue our operations, we will require additional funds over the next 12 months. While we can generate funds necessary to maintain our operations, without additional funds there will be a reduction in the number of new projects that we could take on, which may have an effect on our ability to maintain our operations. Additional financing may not be available on terms favorable to us, or at all. If additional funds are not available, we may not be able to execute our business plan or take advantage of business opportunities. Our ability to obtain such additional financing and to achieve our operating goals is uncertain. We have developed the following financing methods to assist us in the process of generating the funds necessary to maintain our operations:

     1.   Increasing revenue from our divisions, described above;
     2.   Proceeds from our Employee Stock Incentive Program;
     3. Regulation S offering: (we are in the process of establishing a separate offering structure via Regulation S).

     It should be noted that our independent auditors have included a going concern opinion and related discussion in the notes to our financial statements. The auditors have included the going concern provision because we have incurred significant and recurring losses and have a large working capital deficit that the auditors believe raises substantial doubt about our ability to continue as a going concern. Until such time we receive additional debt or equity financing, there is a risk that our auditors will continue to include a going concern provision in the notes to our financial statements. Our plan to remove the threat to our continuation as a going concern and achieve profitability includes the following:

- Real Estate Sales and Mortgage Originations: We have continued to grow the sales and revenue of these two groups. Quarter by quarter, we have been reporting increasing revenue and reducing our cost basis per sale. This is reflected in our quarterly reports.
- Elimination of Prize Pizza: We terminated our joint venture project with Prize Pizza LLC, and thereby eliminated our sole non-income producing project.
- Consolidation of our Corporate Finance Division into a separate, wholly owned subsidiary company (The Blackhawk Fund).Please see "Markets and Marketing," above.

As a result of our recent efforts, we have:

-    increased  revenue  from  the real estate and home loan origination groups;
- established a wholly-owned subsidiary commissioned to expand and improve the corporate finance division;
- improved and enhanced our real estate facility; and expanded real estate sales and increased the number of our mortgage home loan agents.

In the event that we are unable to implement our viable business plan, we will make the following changes to our operations:

     - We will sell our Pio Pico facility and use proceeds as working capital;

     - We will eliminate any unneccessary overhead and marketing expenses for our existing agents; and

     - We will eliminate all of our currently employed agents and utilize Mr. Steve Bonenberger, who is a licensed real state broker, to execute all of our real estate transactions.


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

DEPENDENCE  ON  KEY  EMPLOYEES.

     Our business is dependent upon our senior executive officers, principally, Steven Bonenberger, our president and chief executive officer, who is responsible for our operations, including marketing and business development and Brent Fouch, our chief financial officer and treasurer. We have employment agreements with Messrs. Bonenberger and Fouch, the term of the agreements is one year and both agreements expire on May 2, 2004. The employment agreements between us and Messrs. Bonenberger or Fouch were disclosed in an Amended Current Report on Form 8-K filed with the Commission on June 23, 2003. Should Messrs. Bonenberger or Fouch leave our employ after one year following the execution of the employment agreements, our business may be adversely affected. In the event of future growth in administration, marketing, manufacturing and customer support functions, we may have to increase the depth and experience of our management team by adding new members. Our success will depend to a large degree upon the active participation of our key officers and employees. Loss of services of any of the current officers and directors, especially Messrs. Bonenberger and Fouch, could have a significant adverse effect on our operations and prospects. There can be no assurance that we will be able to employ qualified persons on acceptable terms to replace officers who become unavailable.

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

     The disparity between the year ending comparisons is largely the result of our beginning to implement our business models. Prior management groups had not fully implemented their business models. With the launching of the business operations came subsequent consulting, employee, operational, facility, equipment, legal, accounting, marketing and also ancilliary devleopment costs. These have been and continue to be ongoing and we have met every obligation to date.

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

Our anticipated objectives currently include:

- An increase in the market share for our real estate sales and client services group;
- An increase in the market share for our mortgage and home loan origination group;
- An increase the number of individual parcels we can purchase, improve and profitably re-sell to capture as many comissions as possible per transaction;
-    Continuation of our ESIP program in the short term;
-    Regulation S offering; and
-    Bringing all of our divisions to profitability as soon as is possible.

     Our independent auditor's report on our December 31, 2003 financial statements included in this Annual Report states that our lack of sources of revenues raise substantial doubts about our ability to continue as a going concern.

     We have summarized our plan of operations for the twelve months starting January 01-01-2005 below. The plan of operations is subject funds being available.

- Real estate and client services: We plan to expand the number of agents and are currently up-grading and installing new equipment that will support this growth. This includes: new phone system, new computer system, new voice mail system, new 'single source' document server that can be accessed remotely, and a wireless 'contact management' system that will enable each agent to use 'wireless' devices to 'stay in contact' with the office at all times.

- Mortgage and home loan originations: We plan to expand the number of agents in this group as well. This group works out of the same facility with the real estate agents and will benefit from the technology upgrades that are being installed.

- Property acquisition and development: We plan to expand our ability to purchase, improve and profitably re-sell individual parcels of property. We benefit from increased revenue and potential profitability as well as from the real estate comissions that are generated by the process.

CURRENT FUNDING FOR OPERATIONS

We have successfully utilized the following methods from which we have realized proceeds:

- Convertible note program: we have two convertible notes in place for a total of $325,000.00. The terms and conditions of these notes have been completely disclosed in our quarterly report on Form 10-QSB for the third quarter of 2004 .
- Revenue from operations: We had a record year in terms of revenue and have derived some of our capital needs thru our sales and marketing and property acquisition groups;
-    ESIP program: We realized proceeds from our ESIP program.
- Shares exchanged for services: We have utilized several consulting groups and some have agreed to be compensated for their services in the form of our common shares.

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

     During the fiscal third quarter of 2002 we purchased our common stock on the open market in an account owned by our principal, which was disclosed in our third quarter Form 10-QSB for the year 2002. The shares were purchased solely for our treasury account. On 08/23/02 140,000 shares were purchased, on 08/26/02 150,000 shares were purchased, 09/09/02 50,000 shares were purchased, and on 09/12/02 40,000 shares were purchased. After the purchase of the shares, the shares were then transferred immediately into our brokerage account. There was no intent to defraud or manipulate our stock price. As a result of this mistake there was no effect upon our stock price. The appropriate documents have been filed with the SEC to reflect this particular transaction, namely, a Form 8-K Filed 11/20/2002 and a Form 4 was filed under separate cover on 09/30/02. Because the above described actions were approved and implemented by the former management, we do not know the reasons for the 2002 purchases of the stock to be held in our treasury account.

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

     In the period encompassing from January 2000 to present, Mr. Brent Fouch has served as our chief operating officer, as the president of Action Stocks, Inc., a corporate media company, and was president of Micro Capital Corporation, where he performed business consulting services.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Upon the change of management occurring on June 11, 2003, we granted 12,000,000 shares of our common stock as consideration for services to Steve Bonenberger and Brent Fouch, our new officers and directors. The issuance of these shares resulted in a controlling ownership of our Company resting with these two individuals. The value of the shares issued, based on the trading price of the stock, was $120,000. Additionally, these two new members of management advanced approximately $52,000 in cash to us to pay for ongoing operating expenses. Of that amount, $40,000 was paid to members of former management for their assistance in the transition. We have since re-paid $52,000 loan to Messrs. Bonenberger and Fouch in full. No interest was charged by Messrs. Bonenberger and Fouch in connection with the $52,000 loan.

On or about July 1, 2003, Kim Moore and Jeff Halbirt, two of our former officers, entered into consulting agreements with us whereby we are committed to pay these individuals an aggregate total of $12,600 per month for 12 months. Messrs. Moore and Halbirt's contracts for their services as our consultants were terminated effective July 31, 2004.

The services performed by Messrs. Moore and Halbirt were:

- conclusion of old business matters that the company had previously been engaged in,
-    assistance with the shaping and implementation of the new business model;
     and
- key consulting services that insured a smooth transition from one management group to the next.

We were satisfied by the services performed by Messrs. Moore and Halbirt. On August 18, 2003 we granted 4,000,000 shares of our preferred stock to our two officers and directors as consideration for services. The preferred shares are convertible to common stock at a ratio of 100 to 1. The value of the grant was determined at the relative value of the common shares into which the preferred shares are convertible. That amount was determined to be $4,000,000 based on the $0.01 trading value of the shares. The officers converted 4,000,000 of their shares into 400,000,000 shares of common stock during the fiscal year ended December 31, 2003.

     We contract with two companies owned by our officers for management services. These companies were paid $194,531 and $0 for services provided in the years ended December 31, 2003 and 2002, respectively. The officers received compensation of $182,681 and $0 in the years ended December 31, 2003 and 2002, respectively. These Companies are: BMM, LLC and Micro Capital Corporation. Our contracts with BMM, LLC and Micro Capital Corporation expired in October of 2004, and we have continued using their services on an as-needed basis, subject to fund availability. Like all of our consulting agreements, our contracts with BMM, LLC and Micro Capital Corporation None are not for a specific length of time and are on as need basis, unless specifically indicated otherwise. Because our consulting agreements are subject to fund availability and on an as-needed basis, We do not consider them to be material.


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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amended Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PALOMAR ENTERPRISES, INC.



Date:  March 4, 2005
                                          By /s/ Steven Bonenberger
                                             --------------------------
                                              Steven Bonenberger,
                                              President, Chief Executive Officer
                                              and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended Annual Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        SIGNATURE                       TITLE                      DATE
------------------------  ----------------------------------  --------------


  /s/ Steven Bonenberger  President, Chief Executive Officer   March 4, 2005
------------------------             and Director
STEVEN BONENBERGER


  /s/ Brent Fouch         Treasurer, Chief Operating Officer   March 4, 2005
------------------------             and Director
BRENT FOUCH

                            PALOMAR ENTERPRISES, INC.


                           FINANCIAL STATEMENTS AS OF
                                DECEMBER 31, 2003
                        AND INDEPENDENT AUDITORS' REPORT

PALOMAR ENTERPRISES, INC.


TABLE OF CONTENTS
------------------------------------------------------

                                                  PAGE

INDEPENDENT AUDITORS' REPORT                        1

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2003:

     Balance Sheet                                  2

     Statement of Operations                        3

     Statement of Stockholders' Equity/(Deficit)    4

     Statement of Cash Flows                        5

NOTES TO FINANCIAL STATEMENTS                       6

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Palomar Enterprises, Inc.


We have audited the balance sheet of Palomar Enterprises, Inc. (a Development Stage Company), (the "Company"), as of December 31, 2003 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2003, and for the period from March 10, 1999 (date of inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Palomar Enterprises, Inc. as of December 31, 2003 and the results of its operations and cash flows for each of the two years in the period ended December 31, 2003, and for the period from March 10, 1999 (date of inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has not yet commenced operations nor raised sufficient capital to implement the plan of operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also discussed in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  EPSTEIN,  WEBER  &  CONOVER,  P.L.C.
    Scottsdale,  Arizona
    March 31, 2004

PALOMAR ENTERPRISES, INC
(A DEVELOPMENT STAGE COMPANY
BALANCE SHEET AS OF DECEMBER 31, 2003
--------------------------------------------------------------------------------------------


ASSETS
CURRENT ASSETS
  Cash                                                                $   142,893
  Prepaid Expenses                                                            892
                                                                      ------------
TOTAL CURRENT ASSETS                                                                $143,785

OTHER ASSETS - Deposits                                                                  875
                                                                                    --------
TOTAL ASSETS                                                                        $144,660
                                                                                    ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

STOCKHOLDERS' EQUITY:
  Preferred stock 5,000,000 authorized, none issued and outstanding             -
  Common stock, $.001 par value, 1,000,000,000 shares
    authorized, 569,107,857 shares issued and outstanding                 569,107
  Additional paid-in capital                                            5,077,018
  Deficit accumulated during the development phase                     (5,474,047)
                                                                      ------------
                                                                          172,078
  Treasury Stock - at cost (280,000 shares)                               (27,418)
                                                                      ------------
    Total stockholders' equity                                                       144,660
                                                                                    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $144,660
                                                                                    ========

PALOMAR ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------------------------


                                                                                              Period from
                                                                                             March 10, 1999
                                                    For the               For the         (date of inception)
                                                   Year ended            Year ended             through
                                                  December 31,          December 31,          December 31,
                                                      2003                  2002                  2003
                                              --------------------  --------------------  --------------------
REVENUE                                       $             9,364   $                 -   $             9,364

COSTS AND EXPENSES:
  General and administrative expense                      151,670                18,461               181,931
  Facilities Rent and Expenses                             12,782                26,652                39,434
  Consulting, leagal and professional fees              4,969,650                46,364             5,016,014
  Payroll and related expenses                            202,193                41,274               243,467
                                              --------------------  --------------------  --------------------
          Total                                         5,336,295               132,751             5,480,846
                                              --------------------  --------------------  --------------------
LOSS FROM OPERATIONS                                   (5,326,931)             (132,751)           (5,471,482)

OTHER EXPENSE                                                   -                (1,509)               (1,509)
                                              --------------------  --------------------  --------------------
LOSS BEFORE INCOME TAXES                               (5,326,931)             (134,260)           (5,472,991)

INCOME TAXES                                                    -                     -                     -
                                              --------------------  --------------------  --------------------
NET LOSS                                      $        (5,326,931)  $          (134,260)  $        (5,472,991)
                                              ====================  ====================  ====================
NET LOSS PER COMMON SHARE
  Basic                                       $             (0.01)  $             (0.01)  $             (0.03)
                                              ====================  ====================  ====================
  Diluted                                     $             (0.01)  $             (0.01)  $             (0.03)
                                              ====================  ====================  ====================

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING (BASIC AND DILUTED)                   149,386,475            10,702,499            11,761,417

PALOMAR ENTERPRISES, INC
(A DEVELOPMENT STAGE COMPANY
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------------------------------------------------------------------------------------------------


                                             COMMON STOCK           PREFERRED STOCK      TREASURY STOCK
                                             ------------           ---------------      --------------       PAID-IN
                                           SHARES      AMOUNT      SHARES      AMOUNT   SHARES    AMOUNT      CAPITAL

BALANCE MARCH 10, 1999                            0   $      -                                0  $      -   $         -

Net loss for the period
                                        ------------  ---------  -----------  --------  -------  ---------  ------------
BALANCE DECEMBER 31, 1999                         -   $      -            -   $     -         -  $      -   $         -
                                        ------------  ---------  -----------  --------  -------  ---------  ------------

Common stock issued for services             60,000         60                                                    5,940
Effect of 80 for 1 forward stock
  split on November 30, 2000              4,740,000      4,740                                                   (4,740)

Common stock issued for cash                 58,000         58                                                    5,742
Effect of 80 for 1 forward stock
  split on November 30, 2000              4,582,000      4,582                                                   (4,582)

Net loss for the year
                                        ------------  ---------  -----------  --------  -------  ---------  ------------
BALANCE DECEMBER 31, 2000                 9,440,000   $  9,440            -   $     -         -  $      -   $     2,360
                                        ------------  ---------  -----------  --------  -------  ---------  ------------

Common stock issued for cash
Common stock issued for services
Net loss for the year
                                        ------------  ---------  -----------  --------  -------  ---------  ------------
BALANCE DECEMBER 31, 2001                 9,440,000   $  9,440            -   $     -         -  $      -   $     2,360
                                        ------------  ---------  -----------  --------  -------  ---------  ------------

Common stock repurchased                                                                280,000   (27,418)
Common stock issued for cash              1,615,000      1,615                                                  135,425
Common stock issued for services            612,857        613                                                   41,687
Cancellation of founder shares           (2,400,000)    (2,400)                                                   2,400
Net loss for the year
                                                             -                                                        -
                                        ------------  ---------  -----------  --------  -------  ---------  ------------
BALANCE DECEMBER 31, 2002                 9,267,857   $  9,268            -   $     -   280,000   (27,418)  $   181,872
                                        ------------  ---------  -----------  --------  -------  ---------  ------------

Common stock issued for cash             97,640,000     97,640                                                  651,196
Common stock issued for services         62,150,000     62,150                                                3,840,500
Common stock issued for debt                 50,000         50                                                    3,450
Preferred stock issued as compensation
   for services                                                   4,000,000     4,000                         3,996,000
Preferred stock converted to common     400,000,000    400,000   (4,000,000)   (4,000)                       (3,596,000)
Net loss for the year
                                                             -                                                        -
                                        ------------  ---------  -----------  --------  -------  ---------  ------------
BALANCE DECEMBER 31, 2003               569,107,857   $569,108            -   $     -   280,000  $(27,418)  $ 5,077,018
                                        ============  =========  ===========  ========  =======  =========  ============

                                        ACCUMULATED
                                          DEFICIT        TOTAL
                                        ------------  ------------
BALANCE MARCH 10, 1999                  $         -   $         -

Net loss for the period                           -
                                        ------------  ------------
BALANCE DECEMBER 31, 1999               $         -   $         -
                                        ------------  ------------

Common stock issued for services                            6,000
Effect of 80 for 1 forward stock
  split on November 30, 2000                                    -

Common stock issued for cash                                5,800
Effect of 80 for 1 forward stock
  split on November 30, 2000                                    -

Net loss for the year                        (6,306)       (6,306)
                                        ------------  ------------
BALANCE DECEMBER 31, 2000               $    (6,306)  $     5,494
                                        ------------  ------------

Common stock issued for cash
Common stock issued for services
Net loss for the year                        (5,494)       (5,494)
                                        ------------  ------------
BALANCE DECEMBER 31, 2001               $   (11,800)  $         -
                                        ------------  ------------

Common stock repurchased                     (1,057)      (28,475)
Common stock issued for cash                              137,040
Common stock issued for services                           42,300
Cancellation of founder shares                                  -
Net loss for the year                      (134,261)     (134,261)
                                                                -
                                        ------------  ------------
BALANCE DECEMBER 31, 2002               $  (147,118)  $    16,604
                                        ------------  ------------

Common stock issued for cash                              748,837
Common stock issued for services                        3,902,650
Common stock issued for debt                                3,500
Preferred stock issued as compensation
   for services                                         4,000,000
Preferred stock converted to common                    (3,200,000)
Net loss for the year                    (5,326,931)   (5,326,931)
                                                                -
                                        ------------  ------------
BALANCE DECEMBER 31, 2003               $(5,474,049)  $   144,660
                                        ============  ============

PALOMAR ENTERPRISES, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------

                                                                                                    PERIOD FROM
                                                                                                     10-MAR-99
                                                                                                (DATE OF INCEPTION)
                                                                                                       THROUGH
                                                          YEAR ENDED           YEAR ENDED            DECEMBER 31,
                                                       DECEMBER 31, 2003    DECEMBER 31, 2002           2003
                                                      -------------------  -------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  (loss)                                         $       (5,326,930)  $         (134,261)  $       (5,472,991)
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation                                                       0                1,100                1,100
    Other non-cash expenses                                            0                    0               13,400
  Common stock issued as consideration for services            4,702,650               42,300            4,750,950
  Changes in assets and liabilities:
     Prepaid expenses                                              6,834               (7,726)                (892)
     Deposits                                                      1,525                                      (875)
     Accrued expenses                                             (5,000)               5,000                    -
    Accounts payable                                              (5,469)               8,969                    -
    Other assets                                                   9,900               (2,400)                   -
                                                      -------------------  -------------------  -------------------
         Net cash used in operating activities                  (616,490)             (87,018)            (709,308)
                                                      -------------------  -------------------  -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock                                                          (28,475)             (28,475)
  Proceeds from exercise of stock options                        748,836              137,040              891,676
                                                      -------------------  -------------------  -------------------
        Net cash from financing activities                       748,836              108,565              863,201
                                                      -------------------  -------------------  -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                 (11,000)             (11,000)
                                                      -------------------  -------------------  -------------------
        Net cash from investing activities                             -              (11,000)             (11,000)
                                                      -------------------  -------------------  -------------------

INCREASE IN CASH AND EQUIVALENTS                                 132,346               10,547              142,893

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                         10,547                    -                    -
                                                      -------------------  -------------------  -------------------
CASH AND EQUIVALENTS, END OF PERIOD                   $          142,893   $           10,547   $          142,893
                                                      ===================  ===================  ===================

SUPPLEMENTAL CASH FLOW INFORMATION:

    Interest paid                                     $                -   $                -   $                -
                                                      ===================  ===================  ===================
    Income taxes paid                                 $                -   $                -   $                -
                                                      ===================  ===================  ===================

PALOMAR ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2003
--------------------------------------------------------------------------------


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

The periods prior to 2004 represent operations while in the development stage of the Company. The Company's prior management had attempted and failed with their business Plans during the development phase. New management took over and implemented the current business plan. 2004 is the first year of not operating as a development stage company. The Company has operated for one year under the current business plan and has successfully grown the assets and revenue of the Company.

Subsequnet to December 31, 2003, the Company successfully implemented and deployed the financial services sector via the following:

a.   real estate and client services group
b.   mortgage and home loan origination group
c.   property acquisition and development group.


The Company faces many operating and industry challenges. There is no meaningful operating history to evaluate the Company's prospects for successful operations. Future losses for the Company are anticipated. The proposed plan of operations would include attracting investors to fund expansion and ongoing operations.

The former management was unable to implement their business plan. It was the opinion of the former management that the Company's now current management, Mr. Bonenberger and Mr. Fouch had a superior business model. The former management granted control positions to the current management team in order for them to have the ability to succeed at their newly appointed positions. Since their appointment as officers and directors of the Company, Meesrs. Bonenberger and Fouch have entered into employment agreements with the Company and have the ability to control the Company with respect to various business decisions. Messrs. Bonenberger and Fouch whom now have have a substantial controlling voting and ownership interest implemented their business model. Susbequent to Deember 31, 2003, the Company implemented its real estate, mortgage and lending operations.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As mentioned above, the Company has not obtained the capital needed to achieve management's plans and support its operations, and there is no assurance that the Company will be able to raise such financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents
-------------------------

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Advertising Expenses
--------------------

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

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2003, the Company's 1,065,000 outstanding warrants are considered anti-dilutive due to the Company's net operating loss position. Preferred stock convertible into 400,000,000 shares of common stock was anti-dilutive and therefore excluded from the diluted loss per share calculation. The 400,000,000 shares of common stock into which the preferred stock was converted was included in the weighted average shares outstanding for the period in which those common shares were outstanding.

Fair Value of Financial Instruments
-----------------------------------

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of
-----------------------------------------------------------------------

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

On August 18, 2003 the Company granted 4,000,000 shares of the Company's preferred stock to its two officers and directors as consideration for services. Each share of preferred stock is convertible into 100 shares of common stock. The value of the grant was determined at the relative value of the common shares into which the preferred shares are convertible. That amount was determined to be $4,000,000 based on the $0.01 trading value of the shares. The officers converted 4,000,000 of their shares into 400,000,000 shares of common stock during the fiscal year ended December 31, 2003.

Mr. Bonenberger & Mr. Fouch are on annual, renewable contracts with the company. The two officers are 'key employees' and the company seeks to retain their services for as long as the two parties find mutually acceptable. Each of Messrs. Bonenberger and Fouch were issued shares of our restricted common stock in lieu of their annual compensation of $60,000.

The Company contracts with two companies owned by its officers for management services. These companies were paid $194,531 and $0 for services provided in the years ended December 31, 2003 and 2002, respectively. The officers received compensation of $182,681 and $0 in the years ended December 31, 2003 and 2002, respectively.

The current management team has employment agreements that call for a minimum of $ 60,000.00 in compensation and have minimum terms of one year each. In addition to the minimum Compensation, each of Messrs. Bonenberger and Fouch are entitled to receive payments under the Company's incentive compensation and/or bonus program(s) (as in effect from time to time), if any, in such amounts as are determined by the Company to be appropriate for similarly situated employees of the Company. The terms of the contracts were disclosed in a Form 8-K filed with the SEC on June 26, 2003, and the contracts were attached as exhibits to that Form 8-K. Pursuant to the agreements, the initial minimum compensation was received in shares of the Company's common stock valued at approximately $ 60,000.00.

The company previously contracted with two former officers as consultants. The services that these two former officers performed were:

- conclusion of old business matters that the company had previously been engaged in,
-    assistance with the shaping and implementation of the new business model;
     and
- key consulting services that insured a smooth transition from one management group to the next

NOTE F - INCOME TAXES

The components of income tax (benefit) expense for December 31, 2003 and 2002 and for the period from March 10, 1999 (date of inception) through December 31, 2003, respectively, are as follows:

                                                         Period from
                                                        March 10, 1999
               Year Ended           Year Ended       (date of inception)
            December 31, 2003    December 31, 2002    December 31, 2003
           -------------------  -------------------  --------------------
Current    $       (2,173,722)  $          (44,697)  $        (2,218,419)
           -------------------  -------------------  --------------------
Deferred            2,173,722               44,497             2,218,419
    Total  $              -0-   $              -0-   $               -0-
           -------------------  -------------------  --------------------

As of December 31, 2003, the Company has a net operating loss carryforward of approximately $5,448,000 to offset future taxable income. These carryforwards expire in 2019 to 2023.

The Company's income tax expense (benefit) for the year ended December 31, 2003 and 2002 differed from the statutory rate as follows:

                                                                                     Period from
                                                                                    March 10, 1999
                                                                                 (date of inception)
                             Year Ended                  Year Ended                       to
                          December 31, 2003           December 31, 2002           December 31, 2003
------------------------------------------------------------------------------------------------------------
Federal statutory rates  $       (1,811,157)  (34)%  $          (36,250)  (27)%  $        (1,851,082)  (34)%
State income taxes                 (372,885)   (7)%              (9,398)   (7)%             (382,724)   (7)%
Other                                10,320      1%                 -0-                       10,666      -
Valuation allowance
    for operating loss
    carryforwards                 2,173,722     40%              44,698     34%            2,223,140     41%
                         -----------------------------------------------------------------------------------
  Total                  $              -0-          $              -0-          $               -0-
                         -----------------------------------------------------------------------------------

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2003:

     Deferred tax assets:                December 31, 2003
                                         ===================
       Net operating loss carryforwards  $        2,223,140
       Less valuation allowance                  (2,223,140)
                                         -------------------
     Net Deferred Tax Asset              $                -
                                         ===================

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

During the year ended December 31, 2002, the Company issued 612,857 shares of common stock in consideration for services. Of the 612,857 shares issued, 60,000 were issued at $0.06 per share; and the remaining 552,857 were issued at $0.07 per share. The Company recognized an expense of $42,300 for the issuance of these shares. The value used was the trading value of the stock on the date the Company entered into the agreements. Of the total value of $42,300, $21,000 was payments to employees in lieu of cash payment and $21,300 was for payments to outside consultants and professionals. The services provided in exchange for the 612,857 shares of common stock were related to corporate direction and oversight.

During the year ended December 31, 2003 the Company raised $748,836 net of brokerage commissions through its ESIP. The company issued 97,640,000 shares at an average price of $.008 net of the 15% discount offered to employees under the ESIP program.

During the year ended December 31, 2003, the Company issued 4,000,000 shares of preferred stock and 62,150,000 shares of common stock in consideration for services. All of the shares were issued at approximately $0.01 per share. Although, only 4,000,000 shares of preferred stock were issued, the Company treated the issuance of the 4,000,000 shares of preferred stock as the equivalent of 400,000,000 shares of common stock, inasmuch as each share of preferred stock was convertible into 100 shares of common stock. Consequently, the Company recognized an expense of $4,702,650 for the issuance of these shares. The value used was the trading value of the stock on the date the Company entered into the agreements. Of the total value of $4,702,650, $4,000,000 was assigned to the grant of 4,000,000 shares of preferred stock issued to the Company's two officers.

The Company relied on paragraphs 11 and 16 of SFAS 123 in granting the 4,000,000 shares of preferred stock to the Company's officers, who are also its employees. The preferred shares were held by the officers for approximately 104 days before their conversion into common stock. Therefore, the Company estimated the value of the grant as equivalent to 400,000,000 shares of the Company's common stock. The Company's common shares traded at daily volumes as high as 34,000,000. The trading price at the time of the grant was $0.01 per share for a total value expense of $4,000,000.

Under the ESIP program the Company has affected 2003 Employee Stock Incentive Plans No.'s 1 through 4. These plans were all approved by the Company's board of directors in the year ended December 31, 2003. These Plan's have reserved 287,000,000 shares to be issued for these stock option plans. The Company's board of directors has authorization to grant options under these plans.

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

                                       2003
                                       ----
     Net Loss - as reported        $(5,326,931)
     Net Loss - pro forma          $(6,092,831)
     Loss per share - as reported  $     (0.04)
     Loss per share - pro forma    $     (0.04)

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
     Expected asset life      5 years

     The summary of activity for the Company's stock options is presented below:

                                                              Weighted
                                                               Average
                                                              Exercise
                                                    2003        Price
                                                ------------  ---------

Options outstanding at beginning of year                   0  n/a
Granted                                           83,250,000  $   0.009
Exercised                                         83,250,000  $   0.009
Terminated/Expired                                         0  n/a
Options outstanding at end of year                         0  n/a
Options exercisable at end of year                         0  n/a
Options available for grant at end of year       203,750,000

Price per share of options outstanding          n/a

Weighted average remaining contractual lives    n/a

Weighted Average fair value of options granted
during the year                                 $     0.0092

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

All net gains or losses on the sale of treasury stock are reflected as an adjustment to accumulated deficit.

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

                                            Warrants
                               Warrants    outstanding
                   Warrants   outstanding
                  originally      at           at
                    issued       2002         2003
                  ----------  -----------  -----------
Exercise price
--------------

5/15/02 Warrants     550,000      550,000      550,000  $1.00
per share
8/1/02 Warrants      565,000      565,000      565,000  $1.00
                  ----------  -----------  -----------
per share

Totals             1,065,000    1,065,000    1,065,000
                  ==========  ===========  ===========

The warrants have no stated expiration date.


NOTE J - PREFERRED STOCK

In the year ended December 31, 2003, the Company created Series B Preferred Stock with a par value of $0.001 by a resolution of the board of directors. The preferred stock is convertible into common stock at a ration of 100 shares of common stock to one share of preferred stock. 5,000,000 shares of the Series B Preferred Stock has been authorized for issuance. On August 18, 2003, the Company issued 2 million shares each of the Series B Preferred Stock to Mr. Steven Bonenberger and to Mr. Brent Fouch, the Company's two officers. At December 31, 2003, all issued shares of the preferred stock had been converted to common stock. (See Note G)

NOTE K - LEASE OBLIGATIONS

The Company leases its offices under an operating lease that expires in January 2005. Rent expense was $12,601 and $24,133 for the years ended December 31, 2003 and 2002, respectively. The future minimum lease obligation for the remaining term of the lease is as follows for years ended December 31,

          Future Minimum Lease Payments
          -----------------------------

     2004                $10,200
     2005                    850
                        --------
                         $11,050
                         =======


NOTE L - CREDIT RISKS AND OTHER CONCENTRATIONS

From time to time, the Company's bank balances exceed federally insured limits. At December 31, 2003, the Company's balance was in excess insured limits of insured limits by $42,582.

                               *  *  *  *  *  *  *