Form 10QSB/A
period 2004-06-30
PALOMAR ENTERPRISES INC
filed 2005-03-10
CIK 1082822

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                 Amendment No. 2

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

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits.

EXHIBIT NO.                               IDENTIFICATION OF EXHIBIT
----------                                -------------------------
   3.1**     Articles of Incorporation
   3.2*      Articles of Amendment to the Articles of Incorporation
   3.3**     Bylaws
   10.1**    Agreement between Palomar Enterprises, Inc. and Price Right Auto Group.
   31.1*     Certification of Steven Bonenberger, Chief Executive Officer of Palomar Enterprises, Inc.,
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of
             2002.
   31.2*     Certification of Brent Fouch, Chief Financial Officer of Palomar Enterprises, Inc., pursuant to
             18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
   32.1*     Certification of Steven Bonenberger, Chief Executive Officer of Palomar Enterprises, Inc.,
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of
             2002.
   32.2*     Certification of Brent Fouch, Chief Financial Officer of Palomar Enterprises, Inc., pursuant to
             18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002

__________
*    Filed herewith.
**   Previously filed.

(b)     Reports on Form 8-K.

-    On  May  7,  2004,  we  filed  a Current Report regarding the Joint Venture
     Agreement  with  Prize  Pizza  LLC.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PALOMAR ENTERPRISES, INC.

Dated March 9, 2005.

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