Form 10QSB/A
period 2004-09-30
PALOMAR ENTERPRISES INC
filed 2005-03-10
CIK 1082822

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1


(Mark One)

                                    QUARTERLY REPORT PURSUANT TO SECTION 13
[X]                                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                    1934

For the quarterly period ended: September 30, 2004
                                ------------------

OR

                                    TRANSITION REPORT PURSUANT TO SECTION 13
[ ]                                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                    1934

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

                         7898 E. Acoma Drive, Suite 203
                         ------------------------------
                            Scottsdale, Arizona 85260
                            -------------------------
    (Former name, former address and former fiscal year, if changed since last report)

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

     Item 2.   Management's Discussion and Plan of Operation

     Item 3.   Controls and Procedures

PART II - OTHER INFORMATION

     Item 2.   Changes in Securities

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 6.   Exhibits

SIGNATURES

CERTIFICATION                                                       9-10

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

PALOMAR ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                           Three months          Nine months           Three months          Nine months
                                              ended                 ended                 ended                 ended
                                        September 30, 2004    September 30, 2004    September 30, 2003    September 30, 2003
                                       --------------------------------------------------------------------------------------
Revenues                               $           126,829   $           653,797   $             1,352   $             1,532
Cost of goods sold                                       -               401,975                     -                    39
                                       --------------------------------------------------------------------------------------

Gross profit                                       126,829               251,822                 1,352                 1,493

Operating expenses
  General and administrative                        77,990               183,907               121,912               276,747
  Facilities and rent                               12,492                41,370                 4,507                12,668
  Consulting, legal and professional               646,030             2,308,356             4,285,452             4,424,348
  Payroll and related costs                        279,745               614,059                48,200               176,737

                                       --------------------------------------------------------------------------------------
Total operating expenses                         1,016,257             3,147,692             4,460,071             4,890,500

Loss from operations                              (889,428)           (2,895,870)           (4,458,719)           (4,889,007)

Interest expense                                   (22,310)              (33,577)                    -                     -

                                       --------------------------------------------------------------------------------------
Loss from continuing operations        $          (911,738)  $        (2,929,447)  $        (4,458,719)  $        (4,889,007)

Discontinued operations:
Loss from operations of Prize Pizza                      -               (43,777)                    -                     -
Loss on disposal of Prize Pizza                   (166,223)             (166,223)                    -                     -
                                       --------------------------------------------------------------------------------------
Loss on discontinued operations        $          (166,223)  $          (210,000)  $                 -   $                 -
                                       --------------------------------------------------------------------------------------
Net loss                               $        (1,077,961)  $        (3,139,447)  $        (4,458,719)  $        (4,889,007)
                                       ======================================================================================

 Net loss per share of common stock
  outstanding before discontinued
  operations - basic and diluted       $             (5.88)  $            (50.82)  $         (5,665.46)  $        (13,321.54)

 Net loss per share of common stock
  outstanding from discontinued
  operations - basic and diluted       $             (1.07)  $             (3.64)  $                 -   $                 -

 Net loss per share of common stock
                                       --------------------------------------------------------------------------------------
  outstanding - basic and diluted      $             (6.95)  $            (54.46)  $         (5,665.46)  $        (13,321.54)
                                       ======================================================================================

Weighted average number of
  shares of common stock                           155,175                57,642                   787                   367
                                       ======================================================================================
  outstanding

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

PALOMAR ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), continued

SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                       Nine Months     Nine Months
                                                                          Ended           Ended
                                                                        September       September
                                                                         30, 2004        30, 2003
                                                                      --------------  --------------
    Interest Paid                                                     $       29,628  $    -0-
                                                                      ==============  ==============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:


                                                                       Nine Months     Nine Months
                                                                          Ended           Ended
                                                                        September       September
                                                                         30, 2004        30, 2003

Common stock issued for services                                      $    1,149,138  $    4,547,097
                                                                      ==============  ==============

Property acquired under note payable                                  $      980,000  $    -0-
                                                                      ==============  ==============

Common stock issued to officers                                       $      174,155  $    -0-
                                                                      ==============  ==============

Common stock issued to acquire sixty percent interest in Prize Pizza  $      200,000  $    -0-
                                                                      ==============  ==============

         The accompanying notes are an integral part of these unaudited financial statements

PALOMAR ENTERPRISES, INC
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
----------------------------------------------------------------------------------------------------------------------

                                         COMMON STOCK       TREASURY STOCK
                                       -----------------  ------------------    PAID-IN     ACCUMULATED
                                        SHARES   AMOUNT   SHARES    AMOUNT      CAPITAL       DEFICIT        TOTAL
BALANCE December 31, 2003                5,691   $     1        3  $(27,418)  $5,646,125   $ (5,474,047)  $   144,660

Common stock issued for cash               354         -                         158,536                      158,536

Common stock issued for services       225,562        23                       1,323,293                    1,323,317

Common stock reacquired and cancelled     (254)        -                        (127,484)                    (127,483)

Exercise of options under ESIP         534,520        53                       2,260,937                    2,260,990

Common stock issued in business
   acquisition                             250         -                         200,000                      200,000

Net loss for the year                                                                        (3,139,447)   (3,139,447)
                                       -----------------  -------  ---------  -----------  -------------  ------------
BALANCE SEPTEMBER 30, 2004             766,123   $    77        3  $(27,418)  $9,461,407   $ (8,613,494)  $   820,572
                                       =================  =======  =========  ===========  =============  ============

                 The accompanying notes are an integral part of these unaudited financial statements.

PALOMAR ENTERPRISES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2004
--------------------------------------------------


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

Prior to January 1, 2004, the Company was in the development stage. Periods presented prior to that date represent the operations of the Company while it was in the development stage. Operations from January 1, 2004, represent that of the Company as no longer a development stage enterprise.

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

2.   Principles of consolidation
     ---------------------------

     The consolidated financial statements include the accounts of the Company and its sixty percent interest in Prize Pizza LLC prior to the abandonment of the investment. All significant inter-company accounts and transactions have been eliminated. The Company abandoned its interest in Prize Pizza, LLC during the three months ended September 30, 2004. On May 1, 2004, the Company issued 25,000,000 (250,000 post splits) shares of its common stock to acquire a 60% interest in Prize Pizza LLC ("Prize"). The transaction was valued at the trading price of the common stock of $0.008 per share (pre-split) plus the net liabilities assumed. Prize was newly formed to develop and operate a Pizza restaurant in Tempe, Arizona. The 60% interest was determined on the basis of profit and loss allocations as specified in the operating agreement. The investment was accounted for using the purchase method of accounting. The purchase price of Prize was allocated as follows:

          Leasehold improvements                            $ 159,216
          Equipment                                            94,728
          Current assets                                       13,858
          Excess of purchase price over net assets aquired    239,198
          Bank Debt                                           (80,000)
          Affiliate debt                                     (227,000)
                                                            ----------
                                                            $ 200,000
                                                            ==========

     The above allocation excludes the minority interest of approximately, $133.000.

     The Company had intended to perform a valuation of identifiable intangible assets to allocate the excess of the purchase price over the net assets acquired. However, after numerous operational difficulties could not be resolved, the Company determined that it would abandon its investment in Prize effective on August 20, 2004.

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

     Subsequent to September 30, 2004, the Company declared a 1,000 to one reverse stock split of its common stock. All stock numbers presented in the financial statements have been retroactively restated to reflect this reverse split.

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

NOTE G - STOCK WARRANTS

In May and June 2002, in connection with the sale of Units pursuant to a Private Placement Memorandum, dated May 15, 2002, the Company issued stock warrants (5/15/02 Warrants) to the purchasers of 6 shares of common stock to purchase up to an additional 6 shares of restricted, unregistered common stock at a price of $100,000.00 per share.

In August and September 2002, in connection with the sale of Units pursuant to a Private Placement Memorandum, dated August 1, 2002, the Company issued stock warrants (8/1/02 Warrants) to the purchasers of 5 shares of common stock to purchase up to an additional 5 shares of restricted, unregistered common stock at a price of $100,000.00 per share.

                                   Warrants
                                outstanding at
                              September 30, 2004  Exercise price
                              ------------------  --------------
5/15/02 Warrants                      6            6     $1.00 per share
8/1/02 Warrants                       6            6     $1.00 per share
                                      -            -

Totals at September 30, 2004         12           12
                                     ==           ==

The warrants have no stated expiration date.


NOTE H -  CAPITAL STOCK TRANSACTIONS

The Company has sold shares of its stock issued to its employees pursuant the Company's ESIP. During the three and nine months ended September 30, 2004 the Company raised $375,990 and $2,260,990, respectively, through its ESIP. During the three and nine months ended September 30, 2004 the Company issued 530,900 and 534,520 shares, respectively, at an average price of $0.0007 net of the 15% discount offered to employees under the ESIP program.

The Company conducted a private placement of its common shares during the nine months ended September 30, 2004. The Company issued 353 shares of its common stock and received cash proceeds of $158,600 under this private placement during the nine months ended September 30, 2004. In the three months ended September 30, 2004, the Company rescinded 254 shares issued in this offering at a cost of $127,484. The rescinded shares were returned and cancelled. The rescission was a result of a decision by our management that the reverse split of the Company's common stock was not in the best interests of the holders of the recently purchased restricted common shares of our stock.

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

The Company also declared a reverse stock split of 100 shares to one effective June 21, 2004. Effective as of November 9, 2004, the Company declared another reverse stock split of 1,000 shares to one, and has reduced its par value from $0.001 per share to $0.00001 per share. All stock numbers presented in the financial statements have been retroactively restated to reflect both reverse splits and the change in par value.

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

NOTE L - SUBSEQUENT EVENTS

Subsequent to September 30, 2004, the Company authorized 100,000,000 shares of preferred stock. The preferred stock authorized is comprised of three series, "A", "B" and "C". Series A preferred stock has 10,000,000 shares available and are convertible to shares of common stock at a ratio of 1,000 to one. These shares have voting rights attached. On October 25, 2004, 9,000,000 shares of Series "A" preferred stock were issued to two officers of the Company. As a result of the granting of their voting preferred shares, the two officers effectively have approximately ninety nine percent voting control of the Company. Series "B" preferred stock has 50,000,000 shares available and are convertible to shares of common stock at a ratio of 100 to one. On August 29, 2004, 45,000,000 of these shares were subscribed by an outside entity. On August 25, 2004, the transaction and the shares were cancelled. Series "C" preferred stock has 30,000,000 shares available and are convertible to shares of common stock at a ratio of 1,000 to one. The remaining 10,000,000 authorized preferred shares are undesignated.

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


ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)    Exhibits.

   EXHIBIT NO.                  IDENTIFICATION OF EXHIBIT
   -----------                  -------------------------

      3.1**    Articles  of  Incorporation.
      3.2**    Certificate  of  Designation  for  the Series B Preferred Stock
               filed  with  Secretary  of  State  of  Nevada  on  April 2, 2004.
      3.3**    Certificate of Amendment to the Articles of Incorporation filed with  Secretary  of  State  of  Nevada  on  June  3,  2004.
      3.4**    Certificate of Amendment to the Articles of Incorporation filed with  Secretary  of  State  of  Nevada  on  June  15,  2004
      3.5*     Certificate  of  Amendment  to the Certificate of Designation for
               the  Series  B  Preferred  Stock filed with Secretary of State of
               Nevada  on  August  26,  2004
      3.6*     Certificate of Designation for the Series C Preferred Stock filed with  Secretary  of  State  of  Nevada  on  September  29,  2004,
      3.7*     Certificate of Designation for the Series A Preferred Stock filed with  Secretary  of  State  of  Nevada  on  September  29,  2004,
      3.8*     Certificate  of  Correction  to  the Articles of Amendment to the
               Articles of Incorporation filed with Secretary of State of Nevada on  September  29,  2004.
      3.9**    Bylaws.
      10.1*    master purchase Agreement with Price Right Auto Group
      31.1*    Certification  of  Steve  Bonenberger, Chief Executive Officer of
               Palomar  Enterprises,  Inc.,  pursuant  to 18 U.S.C. Sec.1350, as adopted  pursuant  to  Sec.302 of the Sarbanes-Oxley Act of 2002.
      31.2*    Certification of Brent Fouch, Chief Financial Officer of Palomar
               Enterprises,  Inc.,  pursuant  to  18 U.S.C. Sec.1350, as adopted pursuant  to  Sec.302  of  the  Sarbanes-Oxley  Act  of  2002.
      32.1*    Certification  of Steve Bonenberger, Chief Executive Officer of
               Palomar  Enterprises,  Inc.,  pursuant  to 18 U.S.C. Sec.1350, as adopted  pursuant  to  Sec.906 of the Sarbanes-Oxley Act of 2002.
      32.2*    Certification of Brent Fouch, Chief Financial Officer of Palomar
               Enterprises,  Inc.,  pursuant  to  18 U.S.C. Sec.1350, as adopted pursuant  to  Sec.906  of  the  Sarbanes-Oxley  Act  of  2002
__________
*   Filed herewith.
**  Previously filed.

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

                            PALOMAR ENTERPRISES, INC.
--------------------------------------------------------------------------------
                                  (Registrant)

                              By:   /s/Steve  Bonenberger
                                    ----------------------------
                                    Steve Bonenberger, President

                              Date: March 10, 2005
                                    ----------------------------