Form 10KSB
period 2004-12-31
PALOMAR ENTERPRISES INC
filed 2005-05-20
CIK 1082822

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
              ____________________________________________________

                                   FORM 10-KSB
(Mark  One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004.

[_]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  or  15(d)  OF THE
        SECURITIES  EXCHANGE  ACT  OF  1934  FOR  THE  TRANSITION  PERIOD FROM

                         COMMISSION FILE NO.  000-32829

                            PALOMAR ENTERPRISES, INC.
               (Exact name of issuer as specified in its charter)

       NEVADA                                                88-0470235
    (State or other jurisdiction                         (I.R.S. Employer
   of incorporation or organization)                     Identification No.)

  1802 N. CARSON STREET, NO.212-2705                            89701
       CARSON CITY, NEVADA
 (Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (775) 887-0670

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:     NONE

Securities registered under Section 12(g) of the Exchange Act:     COMMON STOCK,
PAR  VALUE  $0.00001  PER  SHARE
                                   (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No  [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $736,842.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 21, 2005: $163,000.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 21, 2005: 815,061,121 shares of common stock.

     Documents  incorporated  by  reference:  None.

     Transitional  Small  Business Disclosure Format (Check one): Yes [_] No [X]

                                             TABLE OF CONTENTS

ITEM 1.   BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3

ITEM 2    DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12

ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . . . . . . . . .     12

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS . . . . . . . . . . . . .     14

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. . . . . . . . . . . . .     15

ITEM 7.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     19

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     19

ITEM 8A.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
          WITH SECTION 16(a) OF THE EXCHANGE ACT . . . . . . . . . . . . . . . . . . . . . .     21

ITEM 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     22

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
          RELATED STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . . . . . . . . .     23

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . . . . . . . . . .     24

ITEM 13.  EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     25

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES . . . . . . . . . . . . . . . . . . . . . .     25

                                     PART I

ITEM 1.  BUSINESS.

COMPANY OVERVIEW

     We  were  organized  in  the  State  of  Nevada  on  March  10,  1999.

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

     On May 16, 2003, the new board of directors elected the following officers:

            NAME                              OFFICE
     ------------------    ------------------------------------------------

     Steven Bonenberger    President, Secretary and Chief Executive Officer

        Brent Fouch             Chief operating officer and treasurer

     From July to December of 2003, we have devoted our activities to the following:

-     Refining  and  implementing  our  business  model,

-     Establishing  a  presence  on  the Internet at www.palomarenterprises.com,
                                                     --------------------------

     During the third quarter of 2003, we applied to the State of California to operate as a foreign corporation and have been granted the name "Palomar Financial" as a business name. Additionally, we applied to the Department of Real Estate in the State of California for our mortgage and home loan operations.

     On November 29, 2004, we acquired control of Zanwell Inc., a Nevada corporation ("Zannwell"), by purchasing shares of the series A, series B and series C preferred stock of Zanwell.

     Pursuant to that certain Capital Stock Purchase Agreement dated November 9, 2004, between Robert C. Simpson, Zannwell's then-sole director and officer, and us, on November 29, 2004, we acquired from Dr. Simpson 19,000,000 shares of Zannwell's series A preferred stock, 10,000,000 shares of Zannwell's series B preferred stock and 10,000,000 shares of Zannwell's Series C preferred stock. Each share of Zannwell's series A preferred stock is convertible into ten shares of Zannwell's common stock. The shares of the series A preferred stock do not have voting rights. Each share of Zannwell's series B preferred stock is convertible into 200 shares of Zannwell's common stock. On all matters submitted to a vote of the holders of the Common Stock, a holder of the Series B Preferred Stock is entitled to one vote per share of the Series B Preferred Stock held by such holder. The series C preferred stock is not convertible into Zannwell's common shares. Each share of the series C preferred stock entitles the holder to 100 votes of Zannwell's common stock on all matters brought before Zannwell's stockholders.

     All of the preferred shares acquired by us carried a legend restricting the transfer thereof under the Securities Act of 1933, as amended. We used $380,000 of our working capital as consideration for the preferred shares purchased by us pursuant to the Capital Stock Purchase Agreement. As a result of the Acquisition, Zannwell became our wholly-owned subsidiary. Effective January 3, 2005, we changed Zannwell's name from "Zannwell Inc." to "The Blackhawk Fund."

CURRENT BUSINESS PLAN

     Our current purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of a corporation which is registered under the Securities Exchange Act of 1934, as amended. We do not restrict our search to any specific business; industry or geographical location and we may participate in a business venture of virtually any kind or nature.

     We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     As part of our investigation of potential merger candidates, our officers and directors will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel and take other reasonable investigative measures, to the extent of our financial resources and management expertise. The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of us and other parties, the management of the opportunity, our relative negotiation strength and that of the other management.

     We intend to concentrate on identifying preliminary prospective business opportunities that may be brought to our attention through present associations of our officers and directors, or by our shareholders. In analyzing prospective business opportunities, we will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors.

     Our officers and directors will meet personally with management and key personnel of the business opportunity as part of their investigation. We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction, as required by the Exchange Act.

     We will not restrict our search to any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or which is in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded or may seek other perceived advantages which we may offer.

KEY  PERSONNEL

     Our future financial success depends to a large degree upon the efforts of Messrs. Bonenberger and Fouch, our officers and directors. Messrs. Bonenberger and Fouch have played major roles in developing and executing our business strategy. The loss of Messrs. Bonenberger and Fouch could have an adverse effect on our business and our chances for profitable operations. While we intend to employ additional management and marketing personnel in order to minimize the critical dependency upon any one person, there can be no assurance that we will be successful in attracting and retaining the persons needed. If we do not succeed in retaining and motivating our current employees and attracting new high quality employees, our business could be adversely affected. We do not maintain key man life insurance on the lives of Messrs. Bonenberger and Fouch.

OUR FINANCIAL RESULTS MAY BE AFFECTED BY  FACTORS OUTSIDE OF OUR CONTROL

     Our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are outside our control. Our anticipated expense levels are based, in part, on our estimates of future revenues and may vary from our projections. We may be unable to adjust spending rapidly enough to compensate for any unexpected revenues shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures would materially adversely affect our business, operating results, and financial condition.

     We cannot predict with certainty our revenues and operating results. Further, we believe that period-to-period comparisons of our operating results are not necessarily a meaningful indication of future performance.

RECENT  CHANGES  IN  OUR  CORPORATE  STRUCTURE

     On April 2, 2004, we filed a certificate of designation of our Series B preferred stock with the Secretary of State of Nevada with respect to shares of our preferred stock which were issued on August 18, 2003. Effective August 26, 2004, we amended our Certificate of Designation establishing our Series B Preferred Stock to increase the number of preferred shares designated as our Series B Preferred shares from 5,000,000 to 50,000,000.

     Effective June 3, 2004, we filed an amendment to our articles of incorporation to increase the authorized number of shares of our preferred stock from 50,000 to 100,000,000.

     Effective June 21, 2004, we implemented a reverse split of our common stock on the basis of one post-split share for each 100 pre-split shares.

     Effective September 29, 2004, we filed an amendment to our articles of incorporation to increase the authorized number of shares of our common stock from 1,000,000,000 to 9,000,000,000.

     Effective September 29, 2004, we also filed a Certificate of Designation establishing our Series A Preferred Stock. 10,000,000 shares have been designated as the Series A Preferred Stock.

     Effective September 29, 2004, we also filed a Certificate of Designation establishing our Series C Preferred Stock. 30,000,000 shares have been designated as the Series C Preferred Stock.

     Effective November 9, 2004, we implemented a reverse split of our authorized, issued and outstanding common stock on the basis of one post-split share for each 1,000 pre-split shares. Following the November 9, 2004 reverse split, we were authorized to issue 9,000,000 shares of common stock and 100,000,000 shares of preferred stock.

     Effective December 23, 2004, we filed an amendment to our articles of incorporation to increase the authorized number of shares of our common stock from 9,000,000 to 25,000,000,000 shares. Effective December 23, 2004, we also amended the par value of our common and preferred shares from $0.0001 per share to $0.00001 per share.

CORPORATE OFFICES

     Our executive office is located at 1802 N. Carson Street, Suite 212, Carson City, Nevada, 89701, telephone number (775) 887-0670.

EMPLOYEES

     We have six full-time employees and two part-time employees as of April 31, 2005. As we grow, we will need to attract an unknown number of additional qualified employees. Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed. None of our employees are currently represented by a labor union. We expect to have a ready source of available labor to support our growth.

MARKETS AND MARKETING

     During the first half of 2003, we had no operations and limited current assets with which to finance our ongoing operations. On July 11, 2003, we changed our business model to become a development company. We currently have the following operating divisions:

- Financial Services Division, which focuses upon mortgage and home loan origination, real state sales and client services, and property acquisition and development. This division operates from facility owned by us and located at 2585 Pio Pico Drive in Carlsbad, California. The division was established in the third fiscal quarter of 2003 and has produced revenue in 2004. We currently have four real estate agents and two loan agents in our Financial Services Division. The Financial Services Division is currently in the process of installing a new phone, computer and contact management system. Our goal is to double the work force of the Financial Services Division in the fiscal year 2005. For further reference, please visit www.thepalomargroup.com.
     -----------------------

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

- Palomar Enterprises, Inc., will now be focused upon its core real estate services and property development business.

- Real Estate Department to supplement our Financial Services and Corporate Finance divisions; and

- Property Acquisition and Development Division to acquire revenue-generating properties.

     We believe that building awareness of our company is important in expanding our customer base. We currently advertise over the Internet via our website. We also rely upon referrals from past and current customers, as well as from personal and professional contacts of our management and independent contractors. The recurring costs of our marketing efforts are negligible.

     We cannot assure you that we will be successful in attracting new customers, or retaining the future business of existing customers. If we fail to attract and retain customers, we would be unable to generate revenues to support continuing operations.

RISK  FACTORS

NEED  FOR  ONGOING  FINANCING.

     We will need additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations.

     There can be no assurance that we will generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital or generate such operating revenues would have an adverse impact on our financial position and results of operations and ability to continue as a going concern. Our operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our services and products. There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

     Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

     If we raise additional funds by issuing equity securities, existing stockholders may experience a dilution in their ownership. In addition, as a condition to giving additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders.

BUSINESS  CONCENTRATION.

     While we consider our relationships with our customers to be satisfactory, given the concentration of our sales to a few key customers, our continued relationships may be subject to the policies and practices of the customers. We continue to concentrate our efforts on expanding our customer base in order to reduce our reliance on our current customers.

INFLATION.

     In our opinion, inflation has not had a material effect on our financial condition or results of our operations.

TRENDS,  RISKS  AND  UNCERTAINTIES.

     We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

CAUTIONARY  FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS.

     We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

POTENTIAL  FLUCTUATIONS  IN  QUARTERLY  OPERATING  RESULTS.

     Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including the demand for our services, seasonal trends in purchasing, the amount and timing of capital expenditures; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to our industry. Our quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, occurrences such as accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or those of investors in some future quarter.

LACK OF INDEPENDENT DIRECTORS.

     We cannot guarantee that our board of directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between us and our stockholders generally and the controlling officers, stockholders or directors.

LIMITATION OF LIABILITY AND INDEMNIFICATION OF OFFICERS AND DIRECTORS.

     Our officers and directors are required to exercise good faith and high integrity in our management affairs. Our articles of incorporation provide, however, that our officers and directors shall have no liability to our stockholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. Our articles and bylaws also provide for the indemnification by us of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner that they reasonably believe to be in, or not opposed to, our best interests, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.

MANAGEMENT OF POTENTIAL GROWTH.

     We may experience rapid growth which will place a significant strain on our managerial, operational, and financial systems resources. To accommodate our current size and manage growth, we must continue to implement and improve our financial strength and our operational systems, and expand, train and manage our sales and distribution base. There is no guarantee that we will be able to effectively manage the expansion of our operations, or that our facilities, systems, procedures or controls will be adequate to support our expanded operations. Our inability to effectively manage our future growth would have a material adverse effect on us.

WE PAY NO DIVIDENDS.

     We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any earnings for funding growth however these plans may change depending upon capital raising requirements.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     We believe that we do not have any material exposure to interest or commodity risks. Our financial results are quantified in U.S. dollars and a majority of our obligations and expenditures with respect to our operations are incurred in U.S. dollars. Although we do not believe we currently have any materially significant market risks relating to our operations resulting from foreign exchange rates, if we enter into financing or other business arrangements denominated in currency other than the U.S. dollars, variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant.

     We currently have no material long-term debt obligations. We do not use financial instruments for trading purposes and we are not a party to any leverage derivatives.

RISKS RELATING TO OUR BUSINESS

WE ARE NOT LIKELY TO SUCCEED UNLESS WE CAN OVERCOME THE MANY OBSTACLES WE FACE.

     As an investor, you should be aware of the difficulties, delays and expenses we encounter, many of which are beyond our control, including unanticipated market trends, employment costs, and administrative expenses. We cannot assure our investors that our proposed business plans as described in this report will materialize or prove successful, or that we will ever be able to finalize development of our products or services or operate profitably. If we cannot operate profitably, you could lose your entire investment. As a result of the nature of our business, initially we expect to sustain substantial operating expenses without generating significant revenues.

OUR AUDITORS HAVE STATED WE MAY NOT BE ABLE TO STAY IN BUSINESS.

     Our auditors have issued a going concern opinion, which means that there is doubt that we can continue as an ongoing business for the next 12 months.
Unless we can raise additional capital, we may not be able to achieve our objectives and may have to suspend or cease operations. See "Management's
Discussion  and  Analysis  of  Financial  Condition  and Results of Operations."

     We have developed the following financing methods to assist us in the process of generating the funds necessary to  maintain  our  operations:

-    Increasing  revenue  from  our  divisions,  described  above;

-    Proceeds  from  our  Employee  Stock  Incentive  Program;

- Regulation S offering: (we are in the process of establishing a separate offering structure via Regulation S).


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

- Consolidation of our Corporate Finance Division into a separate, wholly owned subsidiary company (The Blackhawk Fund). Please see "Markets and Marketing."

     As  a  result  of  our  recent  efforts,  we  have:

-    increased  revenue  from the real estate and home loan origination groups;

- established a wholly-owned subsidiary commissioned to expand and improve the corporate finance division;

-    improved  and  enhanced  our  real  estate  facility;  and

- expanded real estate sales and increased the number of our mortgage home loan agents.

OUR ACQUISITION STRATEGY INVOLVES A NUMBER OF RISKS.

     We intend to pursue growth through the opportunistic acquisition of companies or assets that will enable us to expand our service lines to provide more cost-effective customer solutions. We routinely review potential acquisitions. This strategy involves certain risks, including difficulties in the integration of operations and systems, the diversion of our management's attention from other business concerns, and the potential loss of key employees of acquired companies. We may not be able to successfully acquire, and/or integrate acquired businesses into our operations.

RISKS RELATING TO OUR STOCK

WE MAY NEED TO RAISE ADDITIONAL CAPITAL. IF WE ARE UNABLE TO RAISE NECESSARY ADDITIONAL CAPITAL, OUR BUSINESS MAY FAIL OR OUR OPERATING RESULTS AND OUR STOCK PRICE MAY BE MATERIALLY ADVERSELY AFFECTED.

     Due to the lack of revenue and expenses, we need to secure adequate funding. If we are unable to obtain adequate funding, we may not be able to successfully develop and market our products and services and our business will most likely fail. We do not have commitments for additional financing. To secure additional financing, we may need to borrow money or sell more securities, which may reduce the value of our outstanding securities. Under these circumstances, we may be unable to secure additional financing on favorable terms or at all.

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

     Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. During 2003 and 2004, our common stock was sold and purchased at prices that ranged from a high of $.09 to a low of $.0001 per share. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity because the price for our common stock may suffer greater declines due to its price volatility.

     The price of our common stock that will prevail in the market after this offering may be higher or lower than the price you pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

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

     Over the past few months, there have been periods of significant increases in trading volume of our common stock during which the price of our stock has both increased and decreased. The historical trading of our common stock is not necessarily an indicator of how it will trade in the future and our trading price as of the date of this report does not necessarily portend what the trading price of our common stock might be in the future.

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

     Should we issue additional shares of our common stock at a later time, each investor's ownership interest in Palomar Enterprises, Inc. would be proportionally reduced. No investor will have any preemptive right to acquire additional shares of our common stock, or any of our other securities.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

     Companies trading on the OTC Bulletin Board, such as Palomar Enterprises, Inc., must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

     Recently, since we were delinquent in the filing of our Exchange Act reports, an "E" was placed on our trading symbol and our shares were available only for quotation on the "pink sheets."

     Typically, shares quoted on the "pink sheets" do not trade as well as shares quoted on the OTC Bulletin Board.

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

     Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 2.   DESCRIPTION OF PROPERTY.

     We lease office space at 1802 N. Carson Street, Suite 212, Carson City, Nevada, 89701. Our Carson Street lease costs $100 per month and is scheduled to expire on December 31, 2005. Our management team occupies office space at 120 Birmingham, Suite 120-C, Cardiff, California 92007. The Birmingham lease costs $650 per month and is scheduled to expire on December 31, 2005.

ITEM 3.   LEGAL PROCEEDINGS.

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On December 18, 2004, the holder of the majority of our voting capital stock acted by written consent to effect the following corporate actions:

1. Approve an amendment to our articles of incorporation to increase the authorized number of shares of our common stock from 9,000,000 to 25,000,000,000 shares;

2. Approve an amendment to our articles of incorporation to change the par value of our common and preferred stock from $0.0001 per share to $0.00001 per share;

3. Grant discretionary authority to our board of directors to implement a reverse stock split of our common stock on the basis of one post-consolidation share for up to each 1,000 pre-consolidation shares to occur at some time within 12 months of the date of this information statement, with the exact time of the reverse split to be determined by the board of directors; and

4.   Approve  the  following  Stock  Plans  of  Palomar  Enterprises,  Inc.:

     a. Employee Stock Incentive Plan for the Year 2004, adopted by the directors on February 10, 2004 with 160,000,000 shares available for issuance under the Plan.

     b. Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2004 adopted by the directors on February 10, 2004, as amended on July 13, 2004, with 40,000,000 shares available for issuance under the Plan.

     c. Employee Stock Incentive Plan for the Year 2004 No. 2, adopted by the directors on May 18, 2004 with 220,000,000 shares available for issuance under the Plan.

     d. Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2004 No. 2, adopted by the directors on May 18, 2004, as amended on July 13, 2004, with 80,000,000 shares available for issuance under the Plan.

     e. Employee Stock Incentive Plan for the Year 2004 No. 3, adopted by the directors on September 8, 2004 with 750,000,000 shares available for issuance under the Plan.

     f. Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2004 No. 3, adopted by the directors on September 8, 2004, with 245,000,000 shares available for issuance under the Plan.

     g. Employee Stock Incentive Plan for the Year 2004 No. 4, adopted by the directors on October 7, 2004, as amended on November 3, 2004, with 1,150,000,000 shares available for issuance under the Plan.

     h. Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2004 No. 4, adopted by the directors on October 7, 2004, as amended on November 3, 2004, with 500,000,000 shares available for issuance under the Plan.

     We had a consenting stockholder, Christoph Haase, who held 2,000,000 shares of our common stock. Each share of our common stock is entitled to one vote on all matters brought before the stockholders. Therefore, Mr. Haase had the power to vote 2,000,000 shares of our common stock, which number exceeded the majority of the 3,171,122 issued and outstanding shares of our common stock on the record date.

     Mr. Haase voted in favor of the proposed amendments to our articles of incorporation, for the grant of discretionary authority to the board with respect to the stock split and for the approval of the Stock Plans. Mr. Haase had the power to pass the proposed corporate actions without the concurrence of any of our other stockholders.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock is quoted on the OTC Bulletin Board under the symbol "PLMIE.OB" These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.


          CALENDAR YEAR 2003    HIGH  LOW
            First Quarter         95  .040
            Second Quarter       060  .004
            Third Quarter        024  .004
            Fourth Quarter       015  .005

          CALENDAR YEAR 2004     HIGH  LOW
            First Quarter        0.04  0.01
            Second Quarter      .0.01. 0.01
            Third Quarter       .0.01. 0.01
            Fourth Quarter      .0.11  0.01

     As of March 21, 2005, we had 815,061,121 shares of our common stock outstanding. Our shares of common stock are held by approximately 1,000 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

     The following table provides information about purchases by us and our affiliated purchasers during the quarter ended December 31, 2004 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

                   SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
                          (a)              (b)             (c)               (d)
                     --------------  ---------------  --------------  -----------------
                                                                           Maximum
                                                       Total number      number (or
                                                      of shares (or      approximate
                                                          units)      dollar value) of
                                                       purchased as      shares (or
                                                         part of       units) that may
                      Total number                       publicly          yet be
                     of shares (or    Average price     announced         purchased
                         units)         paid per         plans or      under the plans
Period                 purchased     share (or unit)     programs        or programs
-------------        --------------  ---------------  --------------  -----------------
October 2004 . . . .            -0-              -0-             -0-                -0-
November 2004. . . .            -0-              -0-             -0-                -0-
December 2004. . . .            -0-              -0-             -0-                -0-
                     --------------  ---------------  --------------  -----------------
Total. . . . . . . .            -0-              -0-             -0-                -0-
                     ==============  ===============  ==============  =================

ITEM  6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD-LOOKING INFORMATION

     Much of the discussion in this Item is "forward looking" as that term is used in Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

     There are several factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

     Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-KSB to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

MANAGEMENT'S PLAN OF OPERATIONS

GENERAL.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2003.
REVENUE

     Revenue for the 12 months ended December 31, 2004 was $736,842 compared to $9,364 for the 12 months ended December 31, 2003, an increase of $727,478 or approximately 7,000 percent. Revenue increased as a result of implementation of the business plan.

     We expect to generate additional revenues during the coming 12 months due to increased marketing and real estate personnel.

COST OF REVENUE

     Cost of revenue was $649,021 for the year ended December 31, 2004, compared to no cost of revenue for the year ended December 31, 2003.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

     General and administrative expenses ("G&A") were $336,043 for the 12 months ended December 31, 2004, compared to $151,670 for the 12 months ended December 31, 2003, an increase of $184,373 or approximately 200 percent. The increase in G&A is due primarily due to expenses associated principally with equity-based compensation to employees and consultants comprised of:

--------------------------------------------------------
Common Stock issued to Employees for services     $
------------------------------------------------  ------
Preferred Stock issued to Employees for services
------------------------------------------------  ------
Common Stock issued to Consultants for services
------------------------------------------------  ------
                       Total                      $

--------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

     We intend to continue to find ways to expand our business through new product development and introduction. We believe that revenues and earnings will increase as we grow. We anticipate that we will incur smaller losses in the near future if we are able to expand our business and the marketing of our products and services now under development. The losses will be created to the extent of the excess of technology development and marketing expenses over the income from operations. Our operating losses as shown may be perceived as alarming and possibly indicate a downward spiral leading to the demise of the company;
however, from management's point of view, there is a bright side to the operating losses which have accumulated to approximately $4,665,765 are tapering off.

     During the 12 months ended December 31, 2004, we generated cash from financing activities of $2,583,768 and investing activities of $(799,871). We used cash in operating activities of $1,910,933 resulting in a reduction in our cash balance from December 31, 2003 of $142,893. Cash and cash equivalents at December 31, 2004 were $15,857.

     At December 31, 2004 our current liabilities exceeded our current assets by $363,635 which results in a capital deficiency.

     In order to execute our business plan, we will need to acquire additional capital from debt or equity financing.

     Our independent certified public accountants have stated in their report, included in this Form 10-KSB, that due to our net loss and negative cash flows from operations, in addition to a lack of operational history, there is a substantial doubt about our ability to continue as a going concern. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2005. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as further reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

     Our  anticipated  objectives  currently  include:

- An increase in the market share for our real estate sales and client services group;

- An increase in the market share for our mortgage and home loan origination group;

- An increase the number of individual parcels we can purchase, improve and profitably re-sell to capture as many commissions as possible per transaction;

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

STOCK-BASED COMPENSATION

     In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. SFAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

     We elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

RECENT ACCOUNTING PRONOUNCEMENTS

     We adopted SFAS No. 142. Under the new rules, we will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption.

     Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on our consolidated financial statements.
SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. We expect that the provisions of SFAS No. 143 will not have a material impact on our consolidated results of operations and financial position upon adoption. We plan to adopt SFAS No. 143 effective January 1, 2003.

     SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a

Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." We adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on our consolidated financial statements.

     In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. We do not expect the adoption to have a material impact to our financial position or results of operations.

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

     In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this statement did not have a material impact to our financial position or results of operations as we have not engaged in either of these activities.

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

ITEM 7.   FINANCIAL STATEMENTS.

     The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-23.

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

     During the fiscal third quarter of 2002 we purchased our common stock on the open market in an account owned by our principal, which was disclosed in our third quarter Form 10-QSB for the year 2002. The shares were purchased solely for our treasury account. On August 23, 2002, 140,000 shares were purchased, on August 26, 2002, 150,000 shares were purchased, September 9, 2002, 50,000 shares were purchased, and on September 12, 40,000 shares were purchased. After the purchase of the shares, the shares were then transferred immediately into our brokerage account. There was no intent to defraud or manipulate our stock price. As a result of this mistake there was no effect upon our stock price. The appropriate documents have been filed with the SEC to reflect this particular transaction, namely, a Form 8-K Filed November 20, 2002 and a Form 4 was filed under separate cover on September 30, 2002. Because the above described actions were approved and implemented by the former management, we do not know the reasons for the 2002 purchases of the stock to be held in our treasury account.

     The shares were purchased solely for our treasury account. Two transactions (August 23, 2002 and August 26, 2002) regarding the purchase of our stock involved the utilization of an affiliate's brokerage account acting on our behalf, because there was a problem opening a brokerage account in the name of our Company. After the problem with our account was solved, all the shares were transferred into our account on September 10, 2002.

     Mr. Hatfield was of the opinion that we should not have purchased the shares in an affiliate's account, and we agree with his opinion. The affiliate's account was used solely to facilitate the purchase until our own account could be established. There was no intent to misrepresent or manipulate the price of our stock. On September 9, 2002, there a sale of stock resulted from a check not clearing in time at the brokerage firm so the clearing firm Bear Sterns sold the shares. As a result of this mistake there was no effect on our stock price. For the last purchase transaction after the check cleared
(September 12, 2002), we utilized the brokerage account in our own corporate name. After these transactions, we filed a form 4 with the SEC on September 30, 2002. Upon Mr. Hatfield's recommendation that we file a Form 3 instead of a Form 4, we filed the Form 3 on October 22, 2002. Mr. Hatfield also suggested we file an 8-K so we filed an 8-K regarding this matter. Because there was no formal board of directors at that time, our then- president and vice president made an administrative decision to purchase the above-mentioned transactions. It was Mr. Hatfield's opinion that we did not handle the filings in a timely manner. Upon Mr. Hatfield raising these issues, we followed all of the reporting advice suggested by Mr. Hatfield. We had regretfully failed to make certain timely disclosures on these matters. We did not believe that we were required to make a formal announcement of a share buy-back program. Again, we believe that we had resolved these matters to the satisfaction of Mr. Hatfield.

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

     S.W.  Hatfield, CPA has not advised us of the matters outlined in Item 304
(a)(1)(iv)(B) of Regulation S-B with respect to internal accounting controls, management representations, scope of the audit and material matters coming to their attention that would impact the financial statements and their audit report for our two most recent fiscal years ended December 31, 2001 and interim period through March 31, 2003.

     Prior to engaging Epstein, Weber & Conover, PLC, we have not consulted with them on the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the registrant's financial statements.

     We have provided the former accountants with a copy of our Current Report, as amended, before its filing with the Commission. We have requested the former accountant to furnish us with a letter addressed to the Commission stating whether he agrees with the statements made by us in such report and, if not, stating the respects in which they do not agree. We have included the former accountant's letter as an exhibit to our Form 8-K/A filed with the Commission on April 25, 2003.

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

ITEM 8B.   OTHER INFORMATION.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Our directors and executive officers are:

NAME               AGE                     POSITION                      POSITION HELD SINCE
-----------------  ---  -----------------------------------------------  -------------------
Brent Fouch         35  Secretary, director and chief financial officer                 2003

Steve Bonenberger   48  President, director and chief executive officer                 2003

     Our  executive  officers  are  elected annually by our board of directors.

     Steve Bonenberger: During the past five years, Mr. Bonenberger was the managing director of B.M.M., LLC, a corporate consulting firm. Going forward, he intends to devote a significant portion of his time to the furtherance of our operations.

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

SECTION 16(a) BENEIFICIAL OWNERSHIP REPORTING COMPLIANCE

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

     A copy of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions was filed as an exhibit to our Annual report for the fiscal year ended December 31, 2003. We have posted a copy of the code of ethics on our website at www.palomarenterprises.com.
                                                     --------------------------

     We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 1802 N. Carson Street, No.212-2705 Carson City, Nevada 89701.

ITEM 10.   EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The following table provides certain summary information concerning the compensation earned by the named executive officers (determined as of the end of he last fiscal year) for services rendered in all capacities to Palomar
Enterprises,  Inc.  and  our  subsidiaries:

------------------------------------------------------------------------------------------------------------------
                            ANNUAL COMPENSATION                       LONG TERM COMPENSATION
                           ---------------------------------  -------------------------------------
                                                                        AWARDS             PAYOUTS
                                                              --------------------------  ---------
                                                              RESTRICTED    SECURITIES
                                               OTHER ANNUAL      STOCK      UNDERLYING      LTIP       ALL OTHER
NAME AND PRINCIPAL          SALARY     BONUS   COMPENSATION    AWARD(S)    OPTIONS/SARS    PAYOUTS   COMPENSATION
    POSITION        YEAR      ($)       ($)         ($)           ($)           (#)          ($)          ($)
------------------  ----  ----------  -------  -------------  -----------  -------------  ---------  -------------
Steven Bonenberger  2002                    0              0            0              0          0              0
                    2003      25,842        0         99,500       60,000              0          0              0
                    2004                                                               0          0              0
------------------------------------------------------------------------------------------------------------------
Brent Fouch*        2002                    0              0            0              0          0              0
                    2003      34,838                  95,031       60,000
                    2004
------------------------------------------------------------------------------------------------------------------


EMPLOYMENT AGREEMENTS

     On May 7, 2003, we entered into an employment and stock purchase agreement with Steven Bonenberger. Pursuant to the agreement, Mr. Bonenberger agreed to remain in our employ for the term of one year. Mr.

Bonenberger's minimum annual compensation is $60,000. In addition to the minimum annual compensation, Mr. Bonenberger is entitled to receive payments under our incentive compensation and/or bonus program(s) (as in effect from time to time), if any, in such amounts as are determined by us to be appropriate for similarly situated employees. In lieu of the $60,000 minimum annual compensation, Mr.
Bonenberger elected to purchase from us 6,000,000 shares of our restricted common stock at the price of $0.01 per share.

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

CONFIDENTIALITY AGREEMENTS

     None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table provides information as of the end of the most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance, aggregated as follows:

All compensation plans previously approved by security holders; and

All compensation plans not previously approved by security holders.

                                                                                               NUMBER OF SECURITIES REMAINING
                                 NUMBER OF SECURITIES TO BE                                     AVAILABLE FOR FUTURE ISSUANCE
                                  ISSUED UPON EXERCISE OF        WEIGHTED-AVERAGE EXERCISE        UNDER EQUITY COMPENSATION
                               OUTSTANDING OPTIONS, WARRANTS   PRICE OF OUTSTANDING OPTIONS,     PLANS (EXCLUDING SECURITIES
                                         AND RIGHTS                 WARRANTS AND RIGHTS           REFLECTED IN COLUMN (a))
PLAN CATEGORY                               (a)                             (b)                              (c)
-----------------------------  ------------------------------  ------------------------------  -------------------------------
Equity compensation plans
approved by security holders            3,145,000,000                      0.001                         2,819,740,000
Equity compensation plans not
approved by security holders                -0-                             N/A                               N/A
Total

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 2004, information concerning ownership of our securities by:

- Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

- Each person who owns beneficially outstanding shares of our preferred stock;

-    Each  director;

-    Each  named  executive  officer;  and

-    All  directors  and  officers  as  a  group.

                                                     COMMON STOCK BENEFICIALLY     PREFERRED STOCK BENEFICIALLY
                                                              OWNED (2)                      OWNED (2)
                                                     ----------------------------  -------------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER (1)               NUMBER        PERCENT          NUMBER          PERCENT
---------------------------------------------------  ----------  ----------------  -------------  ----------------
Steve Bonenberger                                         2,308             0.02   4,500,000 (3)            50 (3)
Brent Fouch                                               2,308             0.02   4,500,000 (3)            50 (3)
                                                     =============================================================
All directors and officers as a group (two persons)       4,616             0.04   9,000,000 (3)           100 (3)
                                                                 =================================================
Christoph Haase                                       2,000,000             0.24          -0-               -0-

(1) Unless otherwise indicated, the address for each of these stockholders is c/o Palomar Enterprises, Inc., 1802 N. Carson Street, No.212-2705 Carson City, Nevada 89701. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to the shares of our common and preferred stock whic he beneficially owns.

(2) Beneficial ownership is determined in accordance with the rules of the SEC. As of December 31, 2004, the total number of outstanding shares of the common stock is 10,661,120 and the number of shares of our Series A preferred stock is 9,000,000.

(3 )  Series A preferred stock.

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

-    conclusion  of old business matters that we had previously been engaged in'

-    assistance  with  the shaping and implementation of the new business model;
     and

- key consulting services that insured a smooth transition from one management group to the next.

     We  were satisfied by the services performed by Messrs. Moore and Halbirt.

     On August 18, 2003 we granted 4,000,000 shares of our preferred stock to our two officers and directors as consideration for services. The preferred shares are convertible to common stock at a ratio of 100 to one. The value of the grant was determined at the relative value of the common shares into which the preferred shares are convertible. That amount was determined to be $4,000,000 based on the $0.01 trading value of the shares. The officers converted 4,000,000 of their shares into 400,000,000 shares of common stock during the fiscal year ended December 31, 2003.

     We contract with two companies owned by our officers for management services. These companies were paid $194,531 and $0 for services provided in the years ended December 31, 2003 and 2002, respectively. The officers received compensation of $182,681 and $0 in the years ended December 31, 2003 and 2002, respectively. These Companies are: BMM, LLC and Micro Capital Corporation.

ITEM 13.     EXHIBITS.

EXHIBIT NO.  IDENTIFICATION OF EXHIBIT
-----------  -----------------------------------------------------------------------------------------------------------
3.1**        Articles of Incorporation.
3.2*         Articles of Amendment to Articles of Incorporation.
3.3*         Articles of Amendment to Articles of Incorporation
3.4*         Certificate of Change.
3.5*         Certificate of Correction to the Certificate of Change.
3.6*         Certificate of Amendment to the Certificate of Designation for the Series B Preferred Stock.
3.7*         Certificate of Designation for the Series A Preferred Stock.
3.8*         Certificate of Designation for the Series C Preferred Stock.
3.9**        Bylaws.
10.1**       Steven Bonenberger Employment and Stock Purchase Agreement.
10.2**       Brent Fouch Employment and Stock Purchase Agreement.
10.3**       Joint Venture Agreement with Prize Pizza, LLC
10.4**       Joint Venture Agreement with K&S Family Entertainment.
10.5**       Purchase Agreement dated November 9, 2004, between Robert C. Simpson and Palomar Enterprises, Inc.
14**         Code of Ethics
21*          Subsidiaries.
             Certification of Steven Bonenberger, President, Director and Chief Executive Officer of Palomar
             Enterprises, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley
31.1**       Act of 2002.
             Certification of Brent Fouch, Treasurer, Chief Financial Officer and Director of Palomar Enterprises, Inc.,
31.2*        pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002.
             Certification of Steven Bonenberger, President, Director and Chief Executive Officer of Palomar
             Enterprises, Inc., pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley
32.1*        Act of 2002.
             Certification of Brent Fouch, Treasurer, Chief Financial Officer and Director of Palomar Enterprises, Inc.,
32.2*        pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002.

__________________
**  Previously Filed
*   Filed Herewith

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

     The aggregate fees billed by Epstein, Weber & Conover for professional services rendered for the audit of Palomar Enterprises, Inc.'s annual financial statements for fiscal year 2003 were $29,000.

     The aggregate fees billed by Epstein, Weber & Conover for professional services rendered for the audit of Palomar Enterprises, Inc.'s financial statements for the fiscal year 2003 and 2004 were $28,000.

AUDIT-RELATED  FEES

     The aggregate fees billed by Epstein, Weber & Conover for assurance and related services that are reasonably related to the performance of the audit or review of Palomar Enterprises, Inc.'s financial statements for fiscal year 2004 were $0.

     The aggregate fees billed by Epstein, Weber & Conover for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for fiscal year 2004 were $0.

ALL OTHER FEES

     There were no other fees billed by Epstein, Weber & Conover for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

     The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Palomar Enterprises, Inc.

Date: May 18, 2005.
                              By /s/Steve Bonenberger
                                 ---------------------------------------
                                 Steve Bonenberger,
                                 President, Director and Chief Executive
                                 Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature                         Title                 Date
---------------------  ---------------------------  ------------
/s/ Steve Bonenberger     President, Director       May 18, 2005
---------------------
Steve Bonenberger      and Chief Executive Officer
---------------------
/s/ Brent Fouch           Treasurer, Director       May 18, 2005
---------------------
Brent Fouch            and Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       FINANCIAL STATEMENTS AND SCHEDULES
                           DECEMBER 31, 2004 AND 2003


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

                         PART I - FINANCIAL INFORMATION

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



To the Stockholders and Board of Directors of Palomar Enterprises, Inc.:

We have audited the accompanying consolidated balance sheet of Palomar Enterprises, Inc. and subsidiaries as of December 31, 2004 and the related statements of operations, stockholders' deficit and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Standards Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Palomar Enterprises, Inc. and subsidiaries as of December 31, 2004, and the consolidated results of its operations and cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred material net losses for the year ended December 31, 2004. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are discussed in Note C. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



/s/ Epstein, Weber & Conover, PLC
    Scottsdale, Arizona
    May 6, 2005

PALOMAR ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2004

ASSETS
   Cash                                                                     $     15,857
   Prepaids and other current assets                                              27,326
                                                                            -------------
Total current assets                                                              43,183

Property, plant and equipment, net of accumulated depreciation of $18,139      1,384,483

Goodwill                                                                         377,249
                                                                            -------------
TOTAL ASSETS                                                                $  1,804,915
                                                                            =============

LIABILITIES AND STOCKHOLDERS' EQUITY:

   Accounts Payable                                                         $     55,949
   Accrued Expenses                                                               16,549
   Current portion of notes payable                                              334,320
                                                                            -------------
Total current liabilities                                                        406,818

   Note payable, long term                                                       839,998
                                                                            -------------
TOTAL LIABILITIES                                                              1,246,816
                                                                            -------------

STOCKHOLDERS' EQUITY:
   Series A preferred stock, $0.00001 par value, 10,000,000 shares
      authorized, 9,000,000 shares issued or outstanding                              90
   Series B preferred stock, $0.00001 par value, 50,000,000 shares
      authorized, no shares issued or outstanding                                      -
   Series C preferred stock, $0.00001 par value, 30,000,000 shares
      authorized, no shares issued or outstanding                                      -
   Common stock, $0.00001 par value, 25,000,000,000 shares
      authorized, 10,661,123 shares issued;
      10,661,120 outstanding                                                         107
   Additional paid-in capital                                                 10,725,132
   Accumulated deficit                                                       (10,139,812)
   Treasury stock - at cost (3 shares)                                           (27,418)
                                                                            -------------
      Total stockholders' equity                                                 558,099
                                                                            -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $  1,804,915
                                                                            =============


   The accompanying notes are an integral part of these financial statements.

PALOMAR ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
                                        December 31, 2004    December 31, 2003
                                       -------------------  -------------------
Revenues                               $          736,842   $            9,364
Cost of goods sold                                649,021                    -
                                       -------------------  -------------------
Gross profit                                       87,821                9,364

Operating expenses
   General and administrative                     336,043              151,670
   Facilities and rent                             64,135               12,782
   Consulting, legal and professional           3,828,979            4,969,650
   Payroll and related costs                      256,034              202,193
                                       -------------------  -------------------
Total operating expenses                        4,485,191            5,336,295

Loss from operations                           (4,397,370)          (5,326,931)

Interest expense                                  (58,395)                   -
                                       -------------------  -------------------
Loss from continuing operations        $       (4,455,765)  $       (5,326,931)
                                       ===================  ===================

Discontinued operations:
Loss from operations of Prize Pizza               (43,777)                   -
Loss on disposal of Prize Pizza                  (166,223)                   -
                                       -------------------  -------------------
Loss on discontinued operations        $         (210,000)  $                -
                                       -------------------  -------------------
Net loss                               $       (4,665,765)  $       (5,326,931)
                                       ===================  ===================

  Net loss per share of common stock
   outstanding before discontinued
   operations - basic and diluted      $            (4.71)  $        (3,565.55)
  Net loss per share of common stock
    outstanding from discontinued
   operations - basic and diluted      $            (0.22)  $                -
  Net loss per share of common stock
                                       -------------------  -------------------
   outstanding - basic and diluted     $            (4.93)  $        (3,565.55)
                                       ===================  ===================

Weighted average number of
   shares of common stock                         946,847                1,494
                                       ===================  ===================
   outstanding


   The accompanying notes are an integral part of these financial statements.

PALOMAR ENTERPRISES, INC
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                           COMMON STOCK          PREFERRED STOCK      TREASURY STOCK                    ACCUMULATED
                       ---------------------  ---------------------  ------------------    PAID-IN     -------------
                         SHARES      AMOUNT     SHARES      AMOUNT   SHARES    AMOUNT      CAPITAL        DEFICIT        TOTAL
                       -----------  --------  -----------  --------  ------  ----------  ------------  -------------  ------------
BALANCE
 December 31, 2002             93   $     1            -   $     -        3  $ (27,418)  $   191,139   $   (147,118)       16,604
                       ===========  ========  ===========  ========  ======  ==========  ============  =============  ============

Common stock
  Issued for cash             976         -                                                  748,835                      748,835

Common stock
  issued for services       4,622         -                                                4,702,649                    4,702,649

Common stock
  issued or debt                1         -                                                    3,499                        3,499

Preferred stock
  issued as
  compensation
  for services                                 4,000,000        40                         3,999,960                    4,000,000

Preferred shares
  converted to
  common                                      (4,000,000)      (40)                       (3,999,960)                  (4,000,000)

Net loss                                                                                                 (5,326,931)   (5,326,931)

                       -----------  --------  -----------  --------  ------  ----------  ------------  -------------  ------------
BALANCE
December 31, 2003           5,691   $     1            -   $     -        3  $ (27,418)  $ 5,646,122   $ (5,474,047)  $   144,658
                       -----------  --------  -----------  --------  ------  ----------  ------------  -------------  ------------

Common stock
  issued for cash       5,644,873        56                                                2,516,878                    2,516,934

Common stock
  issued for
  services              5,010,063        50                                                1,415,592                    1,415,642

Common stock
  reacquired
  and cancelled              (254)       (1)                                                (127,485)                    (127,486)

Preferred stock
  issued to officers                           9,000,000        90                           899,910                      900,000

Common stock
  issued to officers          497         -                                                  174,115                      174,115

Common stock
  issued in business
  acquisition                 250         -                                                  200,000                      200,000

Net loss for the year                                                                                    (4,665,765)   (4,665,765)
                       -----------  --------  -----------  --------  ------  ----------  ------------  -------------  ------------
BALANCE
DECEMBER 31, 2004      10,661,120   $   107    9,000,000   $    90        3  $ (27,418)  $10,725,132   $(10,139,812)  $   558,099
                       ===========  ========  ===========  ========  ======  ==========  ============  =============  ============

PALOMAR ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                December 31, 2004    December 31, 2003
                                               -------------------  -------------------
Cash flows from operating activities:
Net loss for the period                        $       (4,665,765)  $       (5,326,930)
Adjustments to reconcile net loss to net cash
   used by operating activities:
   Depreciation                                            18,139                    -
   Loss from discontinued operations                      210,000                    -
   Common stock issued for services                     1,415,642            4,702,650
   Common stock issued to officers                        174,115                    -
   Preferred stock issued to officers                     900,000
Changes in assets and liabilities:
   Prepaid expenses                                       (28,064)               6,834
   Other assets                                                 -                9,900
   Deposits                                                     -                1,525
   Accounts payable and accrued liabilities                72,498              (10,469)
                                               -------------------  -------------------
Net cash used in continuing operations                 (1,903,435)            (616,490)
Cash flows from discontinued operations                    (7,498)                   -
                                               -------------------  -------------------
Net cash used in operating activities                  (1,910,933)            (616,490)
                                               -------------------  -------------------

Cash flows from investing activities:
   Purchase of property and equipment                    (422,622)                   -
   Repayments of notes receivable                          78,935                    -
   Investment in subsidiary                              (205,000)                   -
   Purchase of notes receivable                          (251,184)                   -
                                               -------------------  -------------------
Net cash used in investing activities                    (799,871)                   -
                                               -------------------  -------------------

Cash flows from financing activities:
   Proceeds from note payable                             625,000                    -
   Payments on note payable                              (430,682)                   -
   Proceeds from sale of common stock                   2,516,934                    -
   Proceeds from exercise of stock options                      -              748,836
   Cancelled shares                                      (127,484)                   -
                                               -------------------  -------------------
Net cash provided by financing activities               2,583,768              748,836
                                               -------------------  -------------------
Net (decrease)/increase in cash                          (127,036)             132,346
Cash, beginning of period                                 142,893               10,547
                                               -------------------  -------------------
Cash, end of period                            $           15,857   $          142,893
                                               ===================  ===================


   The accompanying notes are an integral part of these financial statements.

PALOMAR ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS , continued

SUPPLEMENTAL CASH FLOW INFORMATION:

                                                    December 31, 2004   December 31, 2003
                                                    ------------------  ------------------
       Interest Paid                                $           41,850  $              -0-
                                                   ==================  ==================



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

                                                                        December 31, 2004   December 31, 2003
Acquisition of interest in subsidiary in exchange for notes receivable  $          172,248  $              -0-
                                                                        ==================  ==================
Property acquired under note payable                                    $          980,000  $              -0-
                                                                        ==================  ==================
Common stock issued to acquire sixty percent interest in Prize Pizza    $          200,000  $              -0-
                                                                        ==================  ==================


   The accompanying notes are an integral part of these financial statements.

PALOMAR ENTERPRISES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2004
---------------------------------------------------------------


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

On May 1, 2004 the Company entered into a joint venture agreement with Prize Pizza LLC (Prize). Under the terms of the agreement, the Company issued 25,000,000 shares of common stock in exchange for a sixty percent interest in Prize. The transaction was valued at $200,000, based on the stock's market value on the date of acquisition. Because the Company held a controlling interest in Prize, the financial statements presented as of June 30, 2004 were consolidated. Effective as of August 20, 2004, the Company abandoned all operations of Prize and has recorded all related activities as discontinued operations in the three months ended December 31, 2004.

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

2. Principles of consolidation
   ---------------------------

     The consolidated financial statements include the accounts of the Company and its sixty percent interest in Prize Pizza LLC prior to the abandonment of the investment. All significant inter-company accounts and transactions have been eliminated. The Company abandoned its interest in Prize Pizza, LLC during the three months ended December 31, 2004. On May 1, 2004, the Company issued 25,000,000 (250 post splits) shares of its common stock to acquire a 60% interest in Prize Pizza LLC ("Prize"). The transaction was valued at the trading price of the common stock of $0.008 per share (pre-split) plus the net liabilities assumed. Prize was newly formed to develop and operate a Pizza restaurant in Tempe, Arizona. The 60% interest was determined on the basis of profit and loss allocations as specified in the operating agreement. The investment was accounted for using the purchase method of accounting. The purchase price of Prize was allocated as follows:

     Leasehold improvements                            $ 159,216
     Equipment                                            94,728
     Current assets                                       13,858
     Excess of purchase price over net assets acquired   239,198
     Bank Debt                                           (80,000)
     Affiliate debt                                     (227,000)
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

3. Research and development expenses
   ---------------------------------

     Research and development expenses are charged to operations as incurred. There were no research and development costs incurred in the year ended December 31, 2004.

4. Advertising expenses
   --------------------

     Advertising and marketing expenses are charged to operations as incurred. Advertising expenses for the year ended December 31, 2004 were $23,219 and $25,563, respectively.

5. Revenue recognition
   -------------------

     The Company generates revenue from the sale of real estate, brokerage commissions, rental properties and restaurant operations. Revenues from real estate sales and commissions are recognized on execution of the sales contract. Rental and restaurant income is recognized in the period earned. The Company records gross commissions on the sales of properties closed. The Company pays the broker of record five percent of all transactions and 100 percent of personal sales. This is in accordance with standard procedures. The Company compensates its independent agents on a sliding scale between 70 and 80 percent based on productivity.

6. Income Taxes
   ------------

     The Company utilizes the asset and liability method of accounting for income taxes. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

     As of December 31, 2004, the deferred tax asset is related solely to the Company's net operating loss carryforward and is fully reserved.


7. Earnings (loss) per share
   -------------------------

     Basic earnings (loss) per share are computed by dividing the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2004, the Company's outstanding warrants are considered anti-dilutive

     Subsequent to December 31, 2004, the Company declared a 1,000 to one reverse stock split of its common stock. All stock numbers presented in the financial statements have been retroactively restated to reflect this reverse split.

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

                                 Warrants
                              outstanding at
                             December 31, 2004       Exercise price
                             -----------------  -------------------------
5/15/02 Warrants                             6       6    $1.00 per share
8/1/02 Warrants                              6       6    $1.00 per share
                             -----------------  -------------------------

Totals at December 31, 2004                 12      12
                             =================  =========================

     The warrants have no stated expiration date.


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

9. Stock Based Compensation

     During the year ended December 31, 2003, the Company issued stock options from time-to-time to executives, key employees and members of the Board of Directors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". All stock options granted in the years ended December 31, 2003 have exercise prices at 85% of the market price of the Company's common stock at the dates of the grants. Accordingly, no compensation cost has been recognized for the stock options granted to employees. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 2003 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                       2003
                                       ----
     Net Loss - as reported        $(5,326,931)
     Net Loss - pro forma          $(6,092,831)
     Loss per share - as reported  $ (3,565,55)
     Loss per share - pro forma    $ (4,078,20)

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

There were no options granted in the year ended December 31, 2004.

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

NOTE F - RELATED PARTY TRANSACTIONS

The Company pays consulting fees to entities owned by two controlling shareholders. These two controlling shareholders are also the two senior officers and directors of the Company. During the year ended December 31, 2004, the Company paid fees totaling $513,000 to these two entities. Our loss for the year ended December 31, 2004 is $4,665,765.

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

The Company contracts with two companies owned by its officers for management services. These companies were paid $194,531 for services provided in the year ended December 31, 2003. The officers received compensation of $182,681 in the years ended December 31, 2003.

NOTE G - INCOME TAXES

The Company has no net income tax provision or benefit in the periods ended December 31, 2004 and 2003. During the years ended December 31, 2004 and 2003, the Company generated tax benefits related to operating loss carryforwards of $1,782,000 and $2,174,000 which were equally offset by a valuation allowance.

As of December 31, 2004, the Company had a net operating loss carryforward of approximately $7,230,000 to offset future taxable income. These carryforwards expire in 2019 to 2024. Other than the increase in the valuation allowance the Company's income tax expense (benefit) for the years ended December 31, 2004 and 2003 did not differed significantly from statutory rates.

Deferred tax assets at Deecember 31, 2004 consisted of:
  Net operating loss carryforwards  $        4,005,000
  Less valuation allowance                  (4,005,000)
                                    -------------------
Net Deferred Tax Asset              $                -
                                    ===================

During the year ended December 31, 2004 and 2003, the valuation allowance increased by approximately $1,782,000 and $2,173,722, respectively.

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

                                 Warrants
                              outstanding at
                             December 31, 2004       Exercise price
                             -----------------  -------------------------
5/15/02 Warrants                             6       6    $1.00 per share
8/1/02 Warrants                              6       6    $1.00 per share
                             -----------------  -------------------------

Totals at December 31, 2004                 12      12
                             =================  =========================

The warrants have no stated expiration date.


NOTE I - CAPITAL STOCK TRANSACTIONS

We are currently authorized to issue 100,000,000 shares of preferred stock. We have designated three series of preferred stock, Series, "A", "B" and "C". Series A preferred stock is comprised of 10,000,000 shares. Each share of the Series A preferred stock is convertible into 1,000 shares of our common stock.

On all matters submitted to a vote of the holders of the Common Stock, including, without limitation, the election of directors, a holder of shares of the Series A Preferred Stock is entitled to the number of votes on such matters equal to the number of shares of the Series A Preferred Stock held by such holder multiplied by 1,000. On October 25, 2004, 9,000,000 shares of Series "A" preferred stock were issued to two officers of the Company. As a result of the granting of their voting preferred shares, the two officers effectively have approximately ninety nine percent voting control of the Company.

50,000,000 shares have been designates as the Series B Preferred Stock. Each share of the Series B preferred stock is convertible into 100 shares of our common stock. On all matters submitted to a vote of the holders of the Common Stock, including, without limitation, the election of directors, a holder of shares of the Series B Preferred Stock is entitled to the number of votes on such matters equal to the number of shares of the Series B Preferred Stock held by such holder multiplied by 100.

30,000,000 shares have been designated as the Series C.   Each share of our
Series C Preferred Stock is convertible into 1,000 shares of our common stock. The shares of our Series C Preferred Stock do not have voting rights.

The Company receives proceeds through the issuance and exercise of options under the Company's ESIP. During the three months ended December 31, 2004 the Company received $375,990 and $2,260,990, respectively, through its ESIP. During the year ended December 31, 2004 the Company issued 530,900 and 534,520 shares, respectively, at an average price of $0.0007 net of the 15% discount offered to employees under the ESIP program.

The Company conducted a private placement of its common shares during the year ended December 31, 2004. The Company issued 353 shares of its common stock and received cash proceeds of $158,600 under this private placement during the year ended December 31, 2004. In the three months ended December 31, 2004, the Company rescinded 254 shares issued in this offering at a cost of $127,484. The rescinded shares were returned and cancelled.

The Company issues shares of its common stock from time to time as consideration for services rendered by consultants. During the year ended December 31, 2004 the Company issued 223,850 and 225,065 shares of common stock as consideration for services. The shares were expensed at their trading value of approximately $0.008.

The Company also issued 497 shares to two of its officers as consideration for services during the year ended December 31, 2004. The shares were expensed at their trading value of approximately $0.0035.

The Company also declared a reverse stock split of 100 shares to one On June 20, 2004. Effective as of November 5, 2004, the Company declared another reverse stock split of 1,000 shares to one, and has reduced its par value from $0.001 per share to $0.0001 per share. All stock numbers presented in the financial statements have been retroactively restated to reflect both reverse splits and the change in par value.

NOTE J - PROPERTY

Property and equipment consisted of the following at December 31, 2004:

Building                              $1,395,612
Office equipment                           7,010
                                      -----------
         Total                         1,402,622


Less: Accumulated depreciation           (18,139)
                                      -----------
Property & equipment, net             $1,384,483

Assets are being depreciated from five to forty years using the straight line method. Depreciation expense was $8,159 and $-0- for the years ended December 31, 2004 and 2003 respectively.

NOTE K - NOTES PAYABLE AND BANK LINE OF CREDIT

Notes payable and bank line of credit at December 31, 2004 are comprised of the following:

Note payable to lending institution, original balance of $980,000, interest at 7.5% per annum.  Requires monthly principal and interest payments of
6,852 through 2034.  Collateralized by building.                              $  849,318

Convertible debentures payable to investor group, original balance of
325,000, interest at 8% per annum, interest payable quarterly.  Principal and accrued interest are convertible at any time at the rate of 80% of the average three lowest closing bid prices of the twenty trading days immediately preceding the conversion, limited to a maximum of 4.99%
of the total outstanding common stock on the date conversion.  Principal
due July and August 2005.                                                         325,000

                                                                               -----------
           Total                                                                1,174,318

          Less current portion                                                   (334,320)

                                                                               -----------
           Total long-term portion                                             $  839,998
                                                                               ===========


     Future maturities of principal at September 30 are as follows:

           2005                      $   334,147
           2006                            9,858
           2007                           10,623
           2008                           10,848
           2009                           11,448
           Thereafter                    463,074
                                    ------------

                 Total               $   839,998
                                     ===========

NOTE L - DISCONTINUED OPERATIONS

As stated in Note A to the financial statements, the Company abandoned its pizza restaurant operations during the year ended December 31, 2004. The total loss incurred from these operations was $43,777 on revenues of $17,656 and the total loss from disposal of the business was $166,223 during the year ended December 31, 2004.

NOTE M - SUBSEQUENT EVENTS

Subsequent to December 31, 2004, the Company authorized 100,000,000 shares of preferred stock. The preferred stock authorized is comprised of three series, "A", "B" and "C". Series A preferred stock has 10,000,000 shares available and are convertible to shares of common stock at a ratio of 1,000 to one. These shares have voting rights attached. On October 25, 2004, 9,000,000 shares of Series "A" preferred stock were issued to two officers of the Company. As a result of the granting of their voting preferred shares, the two officers effectively have approximately ninety nine percent voting control of the Company. Series "B" preferred stock has 50,000,000 shares available and are convertible to shares of common stock at a ratio of 100 to one. On August 29, 2004, 45,000,000 of these shares were subscribed by an outside entity. On August 25, 2004, the transaction and the shares were cancelled. Series "C" preferred stock has 30,000,000 shares available and are convertible to shares of common stock at a ratio of 1,000 to one. The remaining 10,000,000 authorized preferred shares are undesignated.

NOTE N - REAL ESTATE PURCHASE AND SALE

During the year ended December 31, 2004, the Company acquired and sold residential real estate in southern California. The Company acquired a single family home property for approximately $378,000 and sold the same for approximately $407,000, net of transaction costs. Those amounts are included in cost of sales and revenue respectively for the year ended December 31, 2004, and included in operating cash flows in the statement of cash flows. The Company intends to acquire and sell real estate as part of its ongoing operations.

NOTE O - NOTE RECEIVABLE

During the year ended December 31, 2004, the Company advanced cash of approximately $251,000, to an entity that provided financing for automobile purchases. The Company's receivable is in the form of multiple notes due through August 2005. The notes bear interest at 12% per annum and are payable in monthly installments of principal and interest. The notes are collateralized by the underlying automobile financing agreements of the third party. The Company has committed up to $1,000,000 in financing to the third party if such funds are available within the Company.

On November 29, 2004, we acquired series A, series B and series C preferred stock of Zannwell, Inc., a Nevada corporation ("Zannwell"). Pursuant to that certain Capital Stock Purchase Agreement dated November 29, 2004 between Robert
C. Simpson, Ph. D., as the stockholder of Zannwell, and Palomar Enterprises, a copy of which is attached as an exhibit to this Current Report, on November 29, 2004, we acquired from Dr. Simpson 19,000,000 shares of Zannwell's series A preferred stock which constitute 95 percent of Zannwell's issued and outstanding shares of the series A preferred stock, 10,000,000 shares of Zannwell's series B preferred stock, which constitute 100 percent of Zannwell's issued and outstanding shares of the series B preferred stock, and 10,000,000 shares of Zannwell's series C preferred stock, which constitute 100 percent of Zannwell's issued and outstanding shares of the series C preferred stock. Each share of the series A preferred stock is convertible into 10 shares of Zannwell's common stock. The shares of the series A preferred stock do not have voting rights. Each share of the Series B preferred Stock is convertible into 200 shares of Zannwell's common stock. On all matters submitted to a vote of the holders of the common stock, a holder of the Series B preferred Stock is entitled to one vote per share of the Series B preferred stock held by such holder. The series C preferred stock is nonconvertible. Each share of the series C preferred stock entitles the holder to 100 votes of our common stock on all matters brought before Zannwell's stockholders. Therefore, the voting power of all of the shares of preferred stock of Zannwell sold pursuant to the Capital Stock Purchase Agreement is equal to the vote of 1,010,000,000 shares of the Zannwell common stock, which number exceeds the 167,750,000 issued and outstanding shares of Zannwell's common stock. All of the preferred shares of Zannwell acquired by us carried a legend restricting the transfer thereof under the Securities Act of 1933, as amended. The total consideration paid by us in connection with the Capital Stock Purchase Agreement was $380,000. We used our working capital as consideration for the preferred shares purchased by it pursuant to the Capital Stock Purchase Agreement. As a result of the capital stock purchase transaction, Zann well, Inc. became a wholly-owned subsidiary of Palomar Enterprises, Inc. The purchase price for Zannwell, Inc.'s preferred shares was determined as a result of comparison of values of companies similar to Zannwell, Inc.

Zanwell, Inc., had no operations at the time, no assets and no indebtedness. The company was a fully reporting and trading OTC BB company and was current on all of its filings. The market value of such companies is somewhere between $ 250,000.00 and can range to $ 500,000.00. The purchase price for Zannwell, Inc.'s preferred shares was determined as a result of comparison of values of companies similar to Zannwell, Inc.

NOTE P - LEASES

Our lease at 120 Birmingham Dr. # 110-G Cardiff, CA. 92007 costs $ 875.00 per month. We are also a party to a lease agreement with Ikon Financial Services. We lease a copier from Ikon Financial Services for a price of $ 445.00 per month. Rent expense was $36,404 for the year ended December 31, 2004. The Company rented office space at the Pio Pico property prior to purchasing that property. The Company also leases space to third parties at the Pio Pico Property. Rental income for the year ended December 31, 2004 was $21,635.

The following is a summary of lease obligations and related sub-lease income for years ended December 31:

             Commitment       Income
     2005     $  7,940       $31,500
     2006                     31,500
     2007                     15,750
                             -------

     Total                   $78,750
     -----                   =======



                         *    *    *    *    *    *    *