Form 10QSB
period 2005-03-31
PALOMAR ENTERPRISES INC
filed 2005-06-23
CIK 1082822

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 000-32829 |

                            PALOMAR ENTERPRISES, INC.
                 (Name of small business issuer in its charter)

                 NEVADA                                06-1588136
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)

  1802 N. CARSON STREET, SUITE 212-3018                  89701
           CARSON CITY, NEVADA                         (Zip Code)
 (Address of principal executive offices)

                                 (775) 887-0670
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 17, 2005, the issuer had 956,911,121 shares of its common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . .  1
    Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . .  1
    Item 2.  Management's Discussion and Analysis or Plan of Operation . .  2
    Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . . .  6
PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .  7
    Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .  7
    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .  7
    Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . .  7
    Item 4. Submission of Matters to a Vote of Security Holders. . . . . .  7
    Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . .  7
    Item 6.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . .  7
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002. .
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002. .
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002. .
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

PALOMAR ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2005 (UNAUDITED)


ASSETS
  Cash                                                                $     23,409
  Prepaids and other current assets                                         25,734
                                                                      -------------
Total current assets                                                        49,143

Property, plant and equipment, net of accumulated depreciation of $      1,381,932

Goodwill                                                                   377,249
                                                                      -------------
TOTAL ASSETS                                                          $  1,808,324
                                                                      =============

LIABILITIES AND STOCKHOLDERS' EQUITY:

  Accounts Payable                                                    $     26,806
  Accrued Expenses                                                          23,299
  Current portion of notes payable                                         334,320
                                                                      -------------
Total current liabilities                                                  384,425

  Note payable, long term                                                  833,763
                                                                      -------------
TOTAL LIABILITIES                                                        1,218,188
                                                                      -------------

MINORITY INTEREST                                                            3,352

STOCKHOLDERS' EQUITY:
  Series A preferred stock, $0.00001 par value, 10,000,000 shares
    authorized, 9,000,000 shares issued or outstanding                          90
  Series B preferred stock, $0.00001 par value, 50,000,000 shares
    authorized, no shares issued or outstanding                                  -
  Series C preferred stock, $0.00001 par value, 30,000,000 shares
    authorized, no shares issued or outstanding                                  -
  Common stock, $0.00001 par value, 25,000,000,000 shares
    authorized, 932,261,123 shares issued;
    932,261,120 outstanding                                                  9,323
  Additional paid-in capital                                            11,502,576
  Accumulated deficit                                                  (10,897,787)
  Treasury stock - at cost (3 shares)                                      (27,418)
                                                                      -------------
    Total stockholders' equity                                             586,784
                                                                      -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  1,808,324
                                                                      =============

   The accompanying notes are an integral part of these financial statements.

PALOMAR ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

                                       Three Months Ended    Three Months Ended
                                         March 31, 2005        March 31, 2004
                                      --------------------  --------------------
Revenues                              $            86,565   $            35,578
Cost of goods sold                                 60,389                     -
                                      --------------------  --------------------
Gross profit                                       26,176                35,578
Operating expenses
  General and administrative                      670,462                60,293
  Facilities and rent                              12,831                10,407
  Consulting, legal and professional              212,381               869,975
  Payroll and related costs                         9,682                28,405
                                      --------------------  --------------------
Total operating expenses                          905,356               969,080
                                      --------------------  --------------------
Loss from operations                             (879,180)             (933,502)
                                      --------------------  --------------------
Interest expense                                  (28,925)                    -
Minority interest in net loss                     150,130                     -
                                      --------------------  --------------------
Net loss                              $          (757,975)  $          (933,502)
                                      ====================  ====================

  Net loss per share of common stock
    operations - basic and diluted                      *   $           (111.64)
                                      ====================  ====================

Weighted average number of
  shares of common stock                      355,322,234                 8,362
  outstanding                         ====================  ====================

* - less than $0.01 per share

              The accompanying notes are an integral part of these
                        unaudited financial statements.

PALOMAR ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

                                                Three Months Ended    Three Months Ended
                                                  March 31, 2005        March 31, 2004
                                               --------------------  --------------------
Cash flows from operating activities:
Net loss for the period                        $          (757,975)  $          (933,502)
Minority interest in net loss                             (150,130)
Adjustments to reconcile net loss to net cash
  used by operating activities:
  Depreciation                                               7,051                   300
  Common stock issued for services                         510,241               561,200
Changes in assets and liabilities:
  Prepaid expenses                                           1,592                (4,108)
  Accounts payable and accrued liabilities                   4,828                11,967
                                               --------------------  --------------------
Net cash used in operating activities                     (384,393)             (364,143)
                                               --------------------  --------------------
Cash flows from investing activities:
  Purchase of property and equipment                        (4,500)             (377,968)
                                               --------------------  --------------------
Net cash used in investing activities                       (4,500)             (377,968)
                                               --------------------  --------------------
Cash flows from financing activities:
  Payments on note payable                                  (6,235)                    -
  Proceeds from sale of common stock                       402,680               210,926
  Proceeds from exercise of stock options                        -               943,735
                                               --------------------  --------------------
Net cash provided by financing activities                  396,445             1,154,661
                                               --------------------  --------------------
Net (decrease)/increase in cash                              7,552               412,550
Cash, beginning of period                                   15,857               142,893
                                               --------------------  --------------------
Cash, end of period                            $            23,409   $           555,443
                                               ====================  ====================

              The accompanying notes are an integral part of these
                        unaudited financial statements.

PALOMAR ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED), continued

SUPPLEMENTAL CASH FLOW INFORMATION:

                      March 31, 2005   March 31, 2004
                      ---------------  ---------------
    Interest Paid     $        21,175  $           -0-
                      ===============  ===============


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

                                             March 31,   March 31,
                                               2005        2004
Common stock issued to satisfy liabilities  $   27,221  $      -0-
                                            ==========  ==========

              The accompanying notes are an integral part of these
                        unaudited financial statements.

PALOMAR ENTERPRISES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED March 31, 2005
---------------------------------------------------------------

The accompanying unaudited interim financial statements of Palomar Enterprises ("Palomar") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Palomar's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2004 as reported in the 10-KSB have been omitted.


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

On May 1, 2004 the Company entered into a joint venture agreement with Prize Pizza LLC (Prize). Under the terms of the agreement, the Company issued 25,000,000 shares of common stock in exchange for a sixty percent interest in Prize. The transaction was valued at $200,000, based on the stock's market value on the date of acquisition. Because the Company held a controlling interest in Prize, the financial statements presented as of June 30, 2004 were consolidated. Effective as of August 20, 2004, the Company abandoned all operations of Prize and has recorded all related activities as discontinued operations in the three months ended March 31, 2005.

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

     The Blackhawk Fund is a wholly-owned subsidiary of Palomar Enterprises. Palomar is the majority owner of The BlackHawk Fund, which is publicly traded on the OTC B.B. (BHWK). Palomar owns approximately 72% of BlackHawk on a fully-diluted basis. The financials of Palomar are inclusive of all activity of The BlackHawk Fund, as well as Palomar Enterprises, on a consolidated basis. This includes all revenue, expenses, losses and operations.


3. Research and development expenses
   ---------------------------------

     Research and development expenses are charged to operations as incurred. There were no research and development costs incurred in the period ending
March 31, 2005.


4. Advertising expenses
   --------------------

     Advertising and marketing expenses are charged to operations as incurred. Advertising expenses for the period ending March 31, 2005 was $8,970.

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

     The Company also realizes revenue from it's subsidiary, The Blackhawk Fund, from existing consulting services.

6. Income Taxes
   ------------

     The Company utilizes the asset and liability method of accounting for income taxes. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

     As of March 31, 2005, the deferred tax asset is related solely to the Company's net operating loss carryforward and is fully reserved.


7. Earnings (loss) per share
   -------------------------

     Basic earnings (loss) per share are computed by dividing the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31,2005, the Company's outstanding warrants are considered anti-dilutive

     Subsequent to March 31, 2005, the Company declared a 1,000 to one reverse stock split of its common stock. All stock numbers presented in the financial statements have been retroactively restated to reflect this reverse split.

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

9. Stock Based Compensation

     During the period ending March 31, 2005, the Company issued stock options from time-to-time to executives, key employees and members of the Board of Directors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". All stock options granted in the period ending March 31, 2005 have exercise prices at 85% of the market price of the Company's common stock at the dates of the grants. Accordingly, no compensation cost has been recognized for the stock options granted to employees.

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

NOTE F - RELATED PARTY TRANSACTIONS

Company pays consulting fees to the two officer's companies for management services. The consulting fees totaled 40,400 as of March 31, 2005.

NOTE G - CAPITAL STOCK TRANSACTIONS

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

During the quarter ended March 31, 2005, employees exercised options to acquire 792,100,000 shares of common stock on a cashless basis through an outside broker. The broker sold the shares on the open market and Palomar received proceeds totaling $182,013. Palomar issued 67,500,000 shares of common stock for services during the same period. Palomar recorded compensation expense of $ 510,214 under the intrinsic value method during the three months ended March 31, 2005.

During the quarter ended March 31, 2005, Palomar initiated the cancellation of 52,000,000 Regulation S common shares, which were issued as collateral pursuant to a Promissory Note with Pinnin Ben David. Palomar has not received the promised funds and therefore intends to have these shares returned to Treasury.


NOTE H - PROPERTY

Property and equipment consisted of the following at March 31, 2005:

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

NOTE I - NOTES PAYABLE AND BANK LINE OF CREDIT

Notes payable and bank line of credit at March 31, 2005 are comprised of the following:

Note payable to lending institution, original balance of $980,000, interest at 7.5% per annum. Requires monthly principal and interest payments of 6,852 through 2034. Collateralized by building.
$849,318

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

NOTE J - DISCONTINUED OPERATIONS

As stated in Note A to the financial statements, the Company abandoned its pizza restaurant operations during the year ended December 31, 2004. The total loss incurred from these operations was $43,777 on revenues of $17,656 and the total loss from disposal of the business was $166,223 during the year ended December 31, 2004.

NOTE K - SUBSEQUENT EVENT

The company received funds from its subsidiary company, BlackHawk Fund secured by a 'floating note'

       2. The company has had another record setting revenue producing quarter, the unaudited transactions to date exceed $ 150,000.00 for the second fiscal quarter of 2005. This represents an increase of over 100% from the first quarter of 2005 with a portion of the second quarter still in progress.

NOTE L - NOTE RECEIVABLE

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

     Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended, 2 December 31, 2004.

MANAGEMENT'S PLAN OF OPERATIONS.

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

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

REVENUE

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.

     Total  net  sales  and  revenues were at $86,565 for the three months ended
March 31, 20045 compared to $35,578 for the prior period, an increase of 127 percent.

     Our gross profit for the three months ended March 31, 2005 compared to 2004 decreased to $21,176 from $35,578. Gross margin as a percentage of sales decreased to 27 percent in 2005.

     Total operating expenses for the three months ended March 31, 2005 were $ 905,356 compared to 2004, which were $969,080.

     Net loss was $933,502 for period ending March 31, 2004, compared to an operating loss of $757,975 for the same period in 2005.

     Interest expense, net for the three months ended March 31, 2005 was $28,925.

LIQUIDITY AND CAPITAL RESOURCES

     As  of  March 31, 2005, we had a deficiency in working capital of $335,282.

     Cash used in investing activities totaled $4,500, used for property, plant, and equipment, and note payable reductions for the three months ended March 31, 2005.

     During the first half of 2003, we had no operations and limited current assets with which to finance our ongoing operations. On July 11, 2003, we changed our business model to become a development company. We currently have the following operating divisions:

     Financial Services Division. This division focuses upon mortgage and home loan origination, real state sales and client services, and property acquisition and development. This division is operating as "The Palomar Group": www.thepalomargroup.com. The division had the largest operating quarter in our
-----------------------
history of company, posting revenue for the quarter ending of $ 73,927.50. The company posted revenue for the same quarter ending of 2004 of $35,578.00 an increase of over 100%. The increase is a reflection of the company having fully implemented & continuing to improve upon & expand its business model. This division operates from facility owned by us and located at 2585 Pio Pico Drive in Carlsbad, California. We currently have four real estate agents and two loan agents in our Financial Services Division.

     The Property acquisition & development group realized revenue for the period ending 03/31/2005 of $ 9,518.95. There are no revenues from the same period ending 03/31/2004 to make comparison.

     We completed the installation of a wireless communication system in its Pio Pico facility. This system allows our sales force "real time" access from most areas in the San Diego region for data retrieval and sales information. The Pio Pico office complex is a state-of-the-art real estate & home loan origination facility that serves the company, its employees and its respective client base.

     Corporate Finance Division, which focuses upon developing and/or acquiring cash flow positive businesses and acquiring (when possible) the real property and assets that are material to such businesses; offering other types of financial instruments, including but not limited to, notes, deeds of trust and other types of corporate financing mechanisms:

     We saw our subsidiary, the BlackHawk Fund become operational, with The Blackhawk Fund originating its first revenue. The revenue for the period ending 03/31/2005 is $ 3,118.55. There are no revenues from the corresponding period ending 03/31/2004 to make comparison.

     BlackHawk Fund established a 'floating note' with Palomar for a maximum of $ 50,000.00. As of this date, BlackHawk Fund has advanced a total of $ 47,500.00 to Palomar on this note. The note pays a simple interest (only) of 8% and the interest (only) payments are due on a quarterly basis.

          5.   Total  Revenue  for  the  period  ending  03/31/2005  are:

               (a).  $   73,927.50  combined  real  estate  groups

               (b).       9,518.94  Rent  income  (Pio  Pico  tenant)

               (c).       3,118.55  BlackHawk  Fund

               (d).  $   86,564.99  Total.

          C.   Plan  of  operations  for  the  remaining  portion  of  2005:

               1. Continue to increase the revenue and market share of our core real estate & home loan groups

               2. Continue to improve the Pio Pico facility in order to increase the efficiency of our sales staff

               3. Continue to acquire assets and revenue generating properties and to secure the revenue and long-term appreciation from these efforts

               4.   Maximize  the  potential  of  BlackHawk  Fund

               5. Continue to pursue the implementation and completion of our Regulation 'S' offering via its established European network.

     Significant  Events  for  the  quarter  ending  03-31-2005:

               1. Recorded another record setting revenue quarter for the real estate & home loan origination groups

               2.   Established  the  first  revenue  for  BlackHawk  Fund

               3. Completed the installation of a wireless network & access system enhancing the ease & efficiency of operation at the Pio Pico facility.

     Subsequent  Events:

     We received funds from its subsidiary company, BlackHawk Fund secured by a 'floating note.'

     We had another record setting revenue producing quarter, the unaudited transactions to date exceed $ 150,000.00 for the second fiscal quarter of 2005. This represents an increase of over 100% from the first quarter of 2005 with a portion of the second quarter still in progress.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

     In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005 with earlier application encouraged. We do not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

     On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

     On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. We do not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

OFF-BALANCE SHEET ARRANGEMENTS.

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

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

          None.

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS.

          None.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

          None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

          None.

ITEM  6.  EXHIBITS.

EXHIBIT
-------
  NO.                                             IDENTIFICATION OF EXHIBIT
-------  -----------------------------------------------------------------------------------------------------------
 3.1**   Articles of Incorporation.
 3.2**   Articles of Amendment to Articles of Incorporation.
 3.3**   Articles of Amendment to Articles of Incorporation
 3.4**   Certificate of Change.
 3.5**   Certificate of Correction to the Certificate of Change.
 3.6**   Certificate of Amendment to the Certificate of Designation for the Series B Preferred Stock.
 3.7**   Certificate of Designation for the Series A Preferred Stock.
 3.8**   Certificate of Designation for the Series C Preferred Stock.
 3.9**   Bylaws.
 10.1**  Steven Bonenberger Employment and Stock Purchase Agreement.
 10.2**  Brent Fouch Employment and Stock Purchase Agreement.
 10.3**  Joint Venture Agreement with Prize Pizza, LLC
 10.4**  Joint Venture Agreement with K&S Family Entertainment.
 10.5**  Purchase Agreement dated November 9, 2004, between Robert C. Simpson and Palomar Enterprises, Inc.
 14**    Code of Ethics
 21*     Subsidiaries.
 31.1**  Certification of Steven Bonenberger, President, Director and Chief Executive Officer of Palomar
         Enterprises, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley
         Act of 2002.
 31.2*   Certification of Brent Fouch, Treasurer, Chief Financial Officer and Director of Palomar Enterprises, Inc.,
         pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002.
 32.1*   Certification of Steven Bonenberger, President, Director and Chief Executive Officer of Palomar
         Enterprises, Inc., pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley
         Act of 2002.
 32.2*   Certification of Brent Fouch, Treasurer, Chief Financial Officer and Director of Palomar Enterprises, Inc.,
         pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002.

__________
*    Filed  herewith.
**  Previously  Filed

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Palomar Enterprises, Inc.
Dated June 23, 2005.
                                     By /s/ Steve Bonenberger
                                       -----------------------------------------
                                       Steve Bonenberger, President, Chief
                                       Executive Officer and Director