Form 10QSB
period 2005-06-30
PALOMAR ENTERPRISES INC
filed 2005-08-24
CIK 1082822

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the transition period from _______, 20___ to _______, 20___.

Commission File Number: 000-49672

PALOMAR ENTERPRISES, INC.

 (Exact Name of Small Business Issuer as Specified in its Charter)

NEVADA	06-1588136
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

1802 N. CARSON STREET, SUITE 212-3018

CARSON CITY, NEVADA  89701

Address of Principal Executive Offices

(775) 887-0670

(Registrant's Telephone Number, Including Area Code)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and 2) has been subject to such filing requirements for the past 90 days.

                           [ X ]    Yes       [ ]        No

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date:  As of July 6, 2005, the issuer had 852,075 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes   [  }   No   [X]

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

3

Consolidated Balance Sheet as of June 30, 2005 (unaudited)

3-4

Consolidated Statement of Operations for the three and six months ended

  June 30, 2005 and 2004 (unaudited)

5

Consolidated Statement of Cash Flows for the six months ended June 30, 2005 and 2004 (unaudited)

6-7

Notes to Consolidated Financial Statements (unaudited)

8

    Item 2.  Management's Discussion and Analysis or Plan of Operation

20

    Item 3.  Quantitative and Qualitative Disclosures of Market Risk

24

    Item 4.  Controls and Procedures

24

PART II - OTHER INFORMATION

25

    Item 1.  Legal Proceedings

25

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

25

    Item 3.  Defaults Upon Senior Securities

25

    Item 4.  Submission of Matters to a Vote of Security Holders.

25

    Item 5.  Other Information

25

    Item 6.  Exhibits

26

SIGNATURES

26

PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

Palomar Enterprises, Inc.
Consolidated Balance Sheet
as of June 30, 2005
(unaudited)

June 30,
2005
ASSETS:

Cash	$30,427
Prepaids and other current assets	10,875
Total current assets	41,302

Property, plant and equipment, net of accumulated depreciation of $33,439	1,379,804
Goodwill	377,249

TOTAL ASSETS	$1,798,355

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$76,451
Accrued expenses	28,698
Accrued expenses – related party	19,789
Current portion of notes payable	334,320
Total current liabilities	459,258

Note payable, long term	830,587

TOTAL LIABILITIES	1,289,845

MINORITY INTEREST	15,822

The accompanying notes are an integral part of these financial statements.

Palomar Enterprises, Inc.
Consolidated Balance Sheet, continued
As of June 30, 2005
(unaudited)

June 30
2005
STOCKHOLDERS' EQUITY:
Preferred stock, $0.00001 par value, 10,000,000 shares
authorized, no shares issued or outstanding	-
Series A preferred stock, $0.00001 par value, 10,000,000 shares
authorized, 9,000,000 shares issued and outstanding	90
Series B preferred stock, $0.00001 par value, 50,000,000 shares
authorized, no shares issued or outstanding	-
Series C preferred stock, $0.00001 par value, 30,000,000 shares
authorized, no shares issued or outstanding	-
Common stock, $0.00001 par value, 24,000,000,000 shares
authorized, 852,075 shares issued and outstanding	9
Class B common stock, $0.00001 par value, 1,000,000,000 shares
authorized, no shares issued and outstanding	-
Additional paid-in capital	11,533,212
Accumulated deficit during development stage	(5,474,047)
Retained deficit	(5,566,576)
Total stockholders' equity	492,688

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,798,355

The accompanying notes are an integral part of these financial statements.

Palomar Enterprises, Inc.
Consolidated Statements of Operations
For the Three Months and Six Months Ended June 30, 2005 and 2004
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenue	$198,819	$509,046	$285,384	$544,624
Cost of goods sold	161,196	414,030	221,585	414,030

Gross profit	37,623	95,016	63,799	130,594

Operating expenses:
General and administrative	162,900	67,741	833,362	128,034
Facilities and rent	16,415	34,140	29,246	44,547
Consulting, legal and professional	110,891	792,351	323,272	1,662,326
Payroll and related costs	15,972	343,142	25,654	371,547
Total operating expenses	306,178	1,237,374	1,211,534	2,206,454

Loss from operations	(268,555)	(1,142,358)	(1,147,735)	(2,075,860)

Other income or (expense)
Interest expense	(22,278)	(14,811)	(51,203)	(14,811)
Minority interest in net loss	147,051	29,185	297,181	29,185
Total other income or (expense)	124,773	14,374	245,978	14,374

(Loss) before provision for taxes	(143,782)	(1,127,984)	(901,757)	(2,061,486)

Provision for income taxes	-	-	-	-

Net (loss)	$(143,782)	$(1,127,984)	$(901,757)	$(2,061,486)

Weighted average number of
common shares outstanding - basic and fully diluted	930,016	9,390	478,052	8,067

Net (loss) per share - basic and fully diluted	$(0.15)	$(120.12)	$(1.89)	$(255.54)

The accompanying notes are an integral part of these financial statements.

Palomar Enterprises, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2005 and 2004
(unaudited)

	For the Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities
Net (loss) for the period	$(901,757)	$(2,061,486)
Minority interest in net loss	(297,181)	(29,185)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	15,300	10,684
Common stock issued for services	639,022	767,388
Common stock issued to officers	-	174,115
Changes in operating assets and liabilities:
Decrease in inventory	-	8,040
(Increase) decrease in prepaid expenses	16,451	(2,321)
(Increase) in other assets	-	(13,002)
Increase in accounts payable and accrued expenses	52,440	44,977
Net cash (used) by operating activities	(475,725)	(1,100,790)

Cash flows from investing activities
Purchase of property and equipment	(10,621)	(468,530)
Purchase of notes receivable	-	(154,013)
Net cash (used) by investing activities	(10,621)	(622,543)

Cash flows from financing activities
Proceeds from note payable	-	395,546
Payments on note payable	(9,411)	(300,000)
Proceeds from sale of common stock	35,500	2,043,600
Proceeds from exercise of stock options	474,827	-
Net cash provided by financing activities	500,916	2,139,146

Net increase in cash	14,570	415,813
Cash - beginning	15,857	142,893
Cash - ending	$30,427	$558,706

The accompanying notes are an integral part of these financial statements.

Palomar Enterprises, Inc
Consolidated Statements of Cash Flows, continued
For the Six Months Ended June 30, 2005 and 2004
(unaudited)
	For the Six Months Ended
	June 30,
	2005	2004

Supplemental disclosures:
Interest paid	$22,505	$11,923
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Common stock issued for services	$639,022	$767,388
Property acquired under note payable	$-	$980,000
Common stock issued to officers	$-	$174,155
Common stock issued to acquire sixty percent interest
in Prize Pizza, Inc.	$-	$200,000

The accompanying notes are an integral part of these financial statements.

PALOMAR ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED June 30, 2005

The accompanying unaudited interim consolidated financial statements of Palomar Enterprises ("Palomar") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Palomar's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2004 as reported in the 10-KSB have been omitted.

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

On May 1, 2004 the Company entered into a joint venture agreement with Prize Pizza LLC (Prize).  Under the terms of the agreement, the Company issued 25,000,000 shares of common stock in exchange for a sixty percent interest in Prize.  The transaction was valued at $200,000, based on the stock's market value on the date of acquisition.  Because the Company held a controlling interest in Prize, the financial statements presented as of June 30, 2004 were consolidated.  Effective as of August 20, 2004, the Company abandoned all operations of Prize and has recorded all related activities as discontinued operations in the year ended December 31, 2004.

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

PALOMAR ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED June 30, 2005

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

The Company has been unable to generate sufficient operating revenues and has incurred cumulative operating losses of $11,040,623.

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

PALOMAR ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED June 30, 2005

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.

Cash and cash equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its sixty percent interest in Prize Pizza, LLC ("Prize") prior to the abandonment of the investment. All significant inter-company accounts and transactions have been eliminated. The Company abandoned its interest in Prize during the three months ended December 31, 2004. On May 1, 2004, the Company issued 25,000,000 (250 post splits) shares of its common stock to acquire a 60% interest in Prize. The transaction was valued at the trading price of the common stock of $0.008 per share (pre-split) plus the net liabilities assumed. Prize was newly formed to develop and operate a Pizza restaurant in Tempe, Arizona. The 60% interest was determined on the basis of profit and loss allocations as specified in the operating agreement.

The investment was accounted for using the purchase method of accounting. The purchase price of Prize was allocated as follows:

Leasehold improvements	$ 159,216
Equipment	94,728
Current assets	13,858
Excess of purchase price over net assets acquired	239,198
Bank debt	(80,000)
Affiliate debt	(227,000)
Total	$ 200,000

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

The Blackhawk Fund (“Blackhawk”) is a subsidiary of Palomar Enterprises. Palomar is the majority owner of Blackhawk, which is publicly traded on the OTC B.B. (BHWK). Palomar owns approximately 56% of Blackhawk on a fully-diluted basis. The financials of Palomar are inclusive of all activity of Blackhawk, as well as Palomar Enterprises, on a consolidated basis. This includes all revenue, expenses, losses and operations.

The Company has a $50,000 “Floating note” line of credit from Blackhawk.  The advances bear interest of 8% per annum and are payable in semi-annual installments over the next three years and are unsecured.  As of June 30, 2005, the amount advanced from Blackhawk was $46,000.  This transaction has been eliminated upon consolidation.

PALOMAR ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED June 30, 2005

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

3.

Goodwill

The Financial Accounting Standard Board (:FASB”) recently issued Statements of Financial Accounting Standards Nos. 141 “Business Combinations”, 142 “Goodwill and Other Intangible Assets” and 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.  (:SFAS 141”, “SFAS 142” and “SFAS 144”). All of these pronouncements are effective for fiscal years beginning after December 31, 2001. Under SFAS 141, a company must use the purchase method of accounting for all business acquisitions. SFAS 142 requires a company to periodically evaluate for impairment (as opposed to amortize) goodwill and intangible assets.

Goodwill resulting from the acquisition of The Blackhawk Fund (:Blackhawk”) accounted for as a purchase. The Company follows SFAS No. 142 and as such, will test the goodwill balance for impairment at least on an annual basis. Such analysis will be based upon the expected future cash flows of Blackhawk. There was $-0- and $-0- as impairment of goodwill as of June 30, 2005 and 2004.

4.

Research and development expenses

Research and development expenses are charged to operations as incurred.  There were no research and development costs incurred in the six month periods ending June 30, 2005 and 2004.

5.

Advertising expenses

Advertising and marketing expenses are charged to operations as incurred. Advertising expenses for the six month periods ending June 30, 2005 and 2004 was $29,267 and $2,344, respectively.

6.

Revenue recognition

The Company generates revenue from the sale of real estate, brokerage commissions and rental properties. Revenues from real estate sales and commissions are recognized on execution of the sales contract. Rental income is recognized in the period earned. The Company records gross commissions on the sales of properties closed. The Company pays the broker of record five percent of all transactions and 100 percent of personal sales. This is in accordance with standard procedures. The Company compensates its independent agents on a sliding scale between 70 and 80 percent based on productivity.

The Company also realizes revenue from its subsidiary, The Blackhawk Fund, from existing consulting services.

7.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

As of June 30, 2005, the deferred tax asset is related solely to the Company's net operating loss carry forward and is fully reserved.

PALOMAR ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED June 30, 2005

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

8.

Earnings (loss) per share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2005, the Company's outstanding warrants are considered anti-dilutive.

On July 5, 2005, the Company declared a 1,000 to one reverse stock split of its common stock. All stock numbers presented in the financial statements have been retroactively restated to reflect this reverse split.

In May and June 2002, in connection with the sale of Units pursuant to a Private Placement Memorandum, dated May 15, 2002, the Company issued stock warrants (5/15/02 Warrants) to the purchasers of six shares of common stock to purchase up to an additional six shares of restricted, unregistered common stock at a price of $100,000.00 per share.

In August and September 2002, in connection with the sale of Units pursuant to a Private Placement Memorandum, dated August 1, 2002, the Company issued stock warrants (8/1/02 Warrants) to the purchasers of five shares of common stock to purchase up to an additional five shares of restricted, unregistered common stock at a price of $100,000.00 per share.

	Warrants outstanding at June 30, 2004	Exercise price
5/15/02 Warrants	6	6	$1.00 per share
8/1/02 Warrants	5	5	$1.00 per share
Totals at June 30, 2004	11	11

The warrants have no stated expiration date.

9.

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

PALOMAR ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED June 30, 2005

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

10.

Stock Based Compensation

During the period ending June 30, 2005, the Company issued stock options from time-to-time to executives, key employees and members of the Board of Directors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". All stock options granted in the period ending June 30, 2005 have exercise prices at 85% of the market price of the Company's common stock at the dates of the grants. Accordingly, no compensation cost has been recognized for the stock options granted to employees.

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

PALOMAR ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED June 30, 2005

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

RECENT ACCOUNTING PRONOUNCEMENTS, continued

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

PALOMAR ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED June 30, 2005

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

RECENT ACCOUNTING PRONOUNCEMENTS, continued

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

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, prepaid expenses, notes receivable, accounts payable, accrued liabilities and notes payable, as applicable, approximates fair value due to the short-term nature of these items.  The fair value of the related party notes payable cannot be determined because of the Company's affiliation with the parties with whom the agreements exist.  The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

NOTE F - RELATED PARTY TRANSACTIONS

The Company pays consulting fees to entities owned by two senior officers and directors of the Company for management services rendered to Palomar and to The Blackhawk Fund.  During the three and six month periods ended June 30, 2005 and 2004, the Company paid the following:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Fees for Services to Palomar	$ -	$ 217,000	$ 40,400	$408,000
Fees for Services to Blackhawk	19,700	-	119,700	-
Total Fees	$ 19,700	$ 217,000	$160,100	$408,000

PALOMAR ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED June 30, 2005

NOTE G - CAPITAL STOCK TRANSACTIONS

PREFERRED STOCK

We are currently authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001. We have designated three series of preferred stock, Series, "A", "B" and "C".

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

Series B preferred stock is comprised of 50,000,000 shares.  Each share of the Series B preferred stock is convertible into 100 shares of our common stock. On all matters submitted to a vote of the holders of the common stock, including, without limitation, the election of directors, a holder of shares of the Series B preferred stock is entitled to the number of votes on such matters equal to the number of shares of the Series B preferred stock held by such holder multiplied by 100.

Series C preferred stock is comprised of 30,000,000 shares.   Each share of our Series C preferred stock is convertible into 1,000 shares of our common stock. The shares of our Series C preferred stock do not have voting rights.

The remaining authorized 10,000,000 shares of preferred stock are undesignated.

COMMON STOCK

We are currently authorized to issue 25,000,000,000 shares of common stock with a par value of $0.00001. We have designated one class of common stock, Class "B".

Class B common stock is comprised of 1,000,000,000 shares.   Class B common stock will have a different CUSIP number from the common stock.  The Class B common stock will not be adjusted upon subdivision of combination of common stock.

The remaining authorized 24,000,000,000 shares of common stock are undesignated.

On July 5, 2005, the Company declared a 1,000 to one reverse stock split of its common stock. All stock numbers presented in the financial statements have been retroactively restated to reflect this reverse split.

During the six months ended June 30, 2005, employees exercised options to acquire 792,100,000 shares of common stock on a cashless basis through an outside broker.  The broker sold the shares on the open market and Palomar received proceeds totaling $182,013.  Due to the reverse split of 1000-for-1, the number of shares has been retroactively restated to 792,100.

PALOMAR ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED June 30, 2005

NOTE G - CAPITAL STOCK TRANSACTIONS, continued

COMMON STOCK, continued

The Company issued 67,500,000 shares of common stock for services during the same period and recorded compensation expense of $510,214 under the intrinsic value method during the six months ended June 30, 2005.  Due to the reverse split of 1000-for-1, the number of shares has been retroactively restated to 67,500.

During the six months ended June 30, 2005, the Company issued 52,000,000 shares of common stock which were issued as collateral pursuant to a Promissory Note with Pini Ben David.  As of June 30, 2005, the Company has not received the promised funds and therefore intends to have these shares cancelled.  Due to the reverse split of 1000-for-1, the number of shares has been retroactively restated to 52,000.

During the six months ended June 30, 2005, the Company issued 10,000,000 shares of common stock which were issued pursuant to a subscription agreement.  As of June 30, 2005, the Company has not received the promised funds and looks to receive funds vs. this issuance.  Due to the reverse split of 1000-for-1, the number of shares has been retroactively restated to 10,000.

The Company issued 17,500,000 shares of common stock for services during the six months ended June 30, 2005 and recorded compensation expense of $74,000.  Due to the reverse split of 1000-for-1, the number of shares has been retroactively restated to 17,500.

During the six months ended June 30, 2005, the Company issued 10,000,000 shares of common stock which were issued in exchange for cash of $35,500.  Due to the reverse split of 1000-for-1, the number of shares has been retroactively restated to 10,000.

During the six months ended June 30, 2005, the Company issued 21,000,000 shares of common stock which were issued pursuant to a subscription agreement.  As of June 30, 2005, the Company has not received the promised funds and looks to receive funds vs. this issuance.  Due to the reverse split of 1000-for-1, the number of shares has been retroactively restated to 21,000.

During the six months ended June 30, 2005, the Company cancelled 22,000,000 shares of common stock which were issued pursuant to a subscription agreement.  The Company did not received the promised funds and therefore had these shares cancelled.  Due to the reverse split of 1000-for-1, the number of shares has been retroactively restated to 22,000.

During the six months ended June 30, 2005, the Company cancelled 1,850,000 shares of common stock which were issued pursuant to a consulting agreement.  The consultant did not perform as agreed and therefore the Company had these shares cancelled.  Due to the reverse split of 1000-for-1, the number of shares has been retroactively restated to 1,850.

PALOMAR ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED June 30, 2005

NOTE H - PROPERTY

Property and equipment consisted of the following at June 30, 2005:

Building	$ 1,395,612
Office equipment	17,631
Total	1,413,243
Less: Accumulated depreciation	(33,439)
Property & equipment, net	$ 1,379,804

Assets are being depreciated from five to forty years using the straight line method.  Depreciation expense was $15,300 and $10,684 for the six months ended June 30, 2005 and 2004, respectively.

NOTE I - NOTES PAYABLE AND BANK LINE OF CREDIT

Notes payable and bank line of credit at June 30, 2005 are comprised of the following:

Note payable to lending institution, original balance of $980,000,

interest at 7.5% per annum.  Requires monthly principal and

interest payments of 6,852 through 2034.  Collateralized by building.

$839,907

Convertible debentures payable to investor group, original balance of $325,000, interest at 8% per annum, interest payable quarterly.

Principal and accrued interest are convertible at any time at the rate of 80% of the average three lowest closing bid prices of the twenty trading days immediately preceding the conversion, limited to a maximum of 4.99% of the total outstanding common stock on the date of conversion.  Principal due July and August 2005.

 325,000

NOTE J - DISCONTINUED OPERATIONS

As stated in Note A to the financial statements, the Company abandoned its pizza restaurant operations during the year ended December 31, 2004. The total loss incurred from these operations was $43,777 on revenues of $10,594 and the expenses of $54,371 during the six months ended June 30, 2004.

NOTE K – JOINT VENTURE

On June 16, 2005, the Company consummated the purchase of a property on a Joint Venture Agreement.  The purpose of this Joint Venture shall be the purchase, ownership and operation of a property bearing an address of 94 London Bridge Road, Suite 503, Lake Havasu City, Arizona 86403, and being the real property in the State of Arizona. The purchase price of the Joint Venture property is the sum of $479,000, constituting 10 percent of the total purchase price of the Joint Venture property.  The initial capital of this Joint Venture has been contributed to the Joint Venture by Palomar, corresponding to Palomar’s ownership interest.  The loan for the remaining 90 percent of the purchase price was guaranteed personally by Brent Fouch. At the time of closing, the Company did not have sufficient funds for the down payment, so Brent Fouch advanced the amount of $44,451.80. These funds are to be paid back with zero interest as soon as the Company has sufficient investment capital. Upon sale, proceeds shall be distributed first to the balance due on the purchase money loans less the closing costs. The remaining proceeds will be divided in proportion to the Joint Venture: Brent Fouch will receive 90% and Palomar will receive 10% of the proceeds.

PALOMAR ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED June 30, 2005

NOTE L - SUBSEQUENT EVENTS

On July 5, 2005, the Company declared a 1,000 to one reverse stock split of its common stock. All stock numbers presented in the financial statements have been retroactively restated to reflect this reverse split.

Floating Note with The Blackhawk Fund has been paid in full.  Future advances up to the $50,000 limit are available, if required.

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

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended, December 31, 2004.

MANAGEMENT'S PLAN OF OPERATIONS.

CURRENT BUSINESS PLAN

On July 11, 2003, the Company changed its business model to become a real estate services and development company. The Company has two operating divisions:

Financial Services:  which focuses upon:

         a.  real estate and client services

         b.  mortgage and home loan originations

         c.  property acquisition and development.

Corporate Finance, with a focus upon:

         a.  developing and/or acquiring cash flow positive businesses

         b.  acquiring the real property and assets that are material to those businesses.

RESULTS OF OPERATIONS:

Three months ended June 30, 2005 compared to the three months ended June 30, 2004:

Total net sales and revenue were at  $ 198,819 for the three months ending June 30, 2005 compared to $ 509,046 for the prior period.   This represents a  decrease of 61 percent.  The prior period included the proceeds from a disposition of a company asset.  The period ending June 30, 2005 is the second largest in the history of the company and the largest ever in earned commissions.

Our gross profit for the three months ended June 30, 2005 compared to 2004 decreased to $37,623 from  $95,016.

Gross margin percentage of sales increased slightly to 18.9 percent in 2005 compared to 18.6. percent in 2005.

Total operating expenses for the three months ended June 30, 2005 were $306,178 compared to $1,237,374 for the same period in 2004.

Net loss for the period ending June 30, 2005 was $(143,782) compared to a net loss for the prior period in 2004 which were $(1,127,984). This represents a reduction of net loss of $($984,202) for the period ending June 30, 2005 that represents a  decrease of  approximately 87 percent.

Interest expense, net for the three months ending June 30, 2005 was $22,278. The interest expense for the prior period in 2004 was $14,811.  This represents an increase of $7,467 which is an increase of approximately 50 percent for 2005.

Six months ended June 30, 2005 compared to the six months ended June 30, 2004.

Total net sales and revenues were at $285,384 for the six months ended June 30, 2005 compared to $544,624 for the prior period, a decrease of $259,240 percent.  The prior period included the proceeds from a disposition of a company asset.

Our gross profit for the six months ended June 30, 2005 compared to 2004 decreased to $63,799 from $130,594. Gross margin as a percentage of sales decreased to 22.4 percent in 2005 compared to 24% in 2004.

Total operating expenses for the six months ended June 30, 2005 were $1,211,534 compared to 2004, which were $2,206,454.

Net loss was ($901,757) for six-month period ending June 30, 2005, compared to an operating loss of ($2,061,486) for the same period in 2004.

Interest expense, net for the six months ended June 30, 2005 was $51,203.

LIQUIDITY AND CAPTIAL RESOURCES:

As of June 30, 2005 we had a deficiency in working capital of $417,956.

Cash used by investing activities totaled $10,621, used for property, plant and equipment for the six months ending June 30, 2005.

During the first half of 2003, we had no operations and limited current assets with which to finance our ongoing operations.  In July of 2003 we changed our business model to become a real estate services and development company.  We currently have the following operating divisions:

Financial Services Division.  This division focuses upon mortgage and home loan origination, real estate sales and client services and property acquisition and development.  This division is operating as “The Palomar Group”:   www.thepalomargroup.com.  This division had the second largest operating quarter in the history of the company, posting revenue for the quarter ending June 30, 2005 of: $181,538. This same division posted revenue for same quarter ending June 30, 2004 of:  $489,889, which included the disposition of a company asset.  This represents a decrease of 63 percent for the period ending June 30, 2005.

The property acquisition & development group realized revenue for the quarter ending June 30, 2005 of: $8,749.

The Company continues to expand, on a funds available basis, its marketing and advertising programs.  The Company has also continued to add independent agents to its work force.

Corporate Finance Division, which focuses upon developing and/or acquiring cash flow positive businesses and acquiring (when possible) the real property and assets that are material to such businesses:  offering various types of consulting services and financial instruments, including, but not limited to notes, deeds of trusts, floating notes and any other financing mechanisms.

This group operates as a subsidiary as The BlackHawk Fund., and this group had the largest quarter in its operating history.  The BlackHawk Fund posted revenue for the period ending June 30, 2005 of: $8,533. There are no revenues from the prior period ending June 30, 2004 to make comparison.

The BlackHawk Fund estabished a 'floating note' with Palomar for a maximum of $ 50,000.00.  At the end of the quarter, June 30, 2005 this note had a balance of $  41,137.  The note pays a simple interest (only) of 8% and the interest (only) payments are expected on a quarterly basis.

Total Revenues for the quarter ending June 30, 2005 are:

a.

$181,537 combined real estate groups

b.

$8,749 rental income (Pio Pico tenant)

c.

$8,533  BlackHawk Fund

d.

$198,819 total.

Plan of Operations for the remaining portion of 2005:

1.

continue to increase the revenue and market share of our core real estate groups

2.

 continue to improve the Pio Pico facility and to increase the efficiency of our sales staff

3.

continue to seek to acquire assets and revenue generating properties and to secure the revenue and long-term appreciation from these assets

4.

maximize the potential of The BlackHawk Fund, Inc.

5.

continue to pursue the implementation of our Regulation 'S' offering via the established European network

Significant Events for the quarter ending June 30, 2005:

1.

recorded the second largest revenue quarter in the operating history of the Company

2.

recorded the largest commissions earned revenue quarter in the Company's history

3.

received the first portion of financing from the Regulation 'S'  offering

4.

suspended our ESIP program with the intent to reduce the dilution of the US market and continue to seek to build shareholder value

5.

designated a separate class of common 'B' shares (Regulation 'S') that trade under a separate CUSIP number.  The total number of shares so designated are 1,000,000,000 of which –0- have been issued.

6.

received a separate CUSIP number for the Preferred 'B' shares and will look to list this class of shares on the Berlin Exchange.

Subsequent Events:

The Company initiated a reverse split of its common shares of 1,000 to 1 that was effective on July 05, 2005.

In July 2005 the Company paid in full all advances under the “floating note” from Blackhawk.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

None

ITEM 4.     CONTROLS  AND  PROCEDURES.

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

PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

          None.

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS.

          None.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

          None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

          None.

ITEM  5.  OTHER INFORMATION

          None

ITEM  6.  EXHIBITS.

EXHIBIT

  NO.                                             DESCRIPTION OF EXHIBIT

31.1        Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.

31.2        Certification of Chief Financial Officer pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002

32.1        Certification of Chief Executive Officer, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

32.2        Certification of Chief Financial Officer pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALOMAR ENTERPRISES, INC.

Dated August 24, 2005.

By /s/ Steve Bonenberger

Steve Bonenberger, President, Chief

Executive Officer and Director

By:  /s/ Brent Fouch

Brent Fouch, Treasurer, Chief

Financial Officer and Director