Form 10QSB
period 2005-09-30
PALOMAR ENTERPRISES INC
filed 2005-11-22
CIK 1082822

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

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

                           [ X ]    Yes       [ ]        No

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date:  As of September 30, 2005, the number of outstanding common shares of stock is:  26,358,608.

Transitional Small Business Disclosure Format (check one):  Yes   [  ]   No   [X]

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

3

Consolidated Balance Sheet as of September 30, 2005 (unaudited)

3-4

Consolidated Statement of Operations for the three and nine months ended

  September 30, 2005 and 2004 (unaudited)

5-6

Consolidated Statement of Cash Flows for the nine months ended September 30, 2005 and 2004 (unaudited)

7-8

Notes to Consolidated Financial Statements (unaudited)

9

    Item 2.  Management's Discussion and Analysis or Plan of Operation

20

    Item 3.  Quantitative and Qualitative Disclosures of Market Risk

25

    Item 4.  Controls and Procedures

25

PART II - OTHER INFORMATION

25

    Item 1.  Legal Proceedings

25

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

25

    Item 3.  Defaults Upon Senior Securities

25

    Item 4.  Submission of Matters to a Vote of Security Holders.

27

    Item 5.  Other Information

25

    Item 6.  Exhibits

26

SIGNATURES

26

PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

Palomar Enterprises, Inc.
Consolidated Balance Sheet
as of September 30, 2005
(unaudited)

September 30,
2005
ASSETS:

Cash	$35,164
Prepaids and other current assets	3,992
Total current assets	39,156

Property, plant and equipment, net of accumulated depreciation of $42,943	1,853,625

Deposits	875
Goodwill	377,249
Total other assets	378,124

TOTAL ASSETS	$2,270,905

The accompanying notes are an integral part of these financial statements.

Palomar Enterprises, Inc.
Consolidated Balance Sheet, continued
as of September 30, 2005
(unaudited)
September 30,
2005
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$43,314
Accrued expenses	31,199
Notes payable - related party	29,525
Current portion of notes payable	350,540
Total current liabilities	454,578

Note payable, long term	1,237,723

TOTAL LIABILITIES	1,692,301

MINORITY INTEREST	36,229

STOCKHOLDERS' EQUITY:
Preferred stock, $0.00001 par value, 10,000,000 shares
authorized, no shares issued or outstanding	-
Series A preferred stock, $0.00001 par value, 10,000,000 shares
authorized, 9,000,000 shares issued and outstanding	90
Series B preferred stock, $0.00001 par value, 50,000,000 shares
authorized, 33,000,000 shares issued or outstanding	330
Series C preferred stock, $0.00001 par value, 30,000,000 shares
authorized, no shares issued or outstanding	-
Common stock, $0.00001 par value, 24,000,000,000 shares
authorized, 26,358,608 shares issued and outstanding	264
Class B common stock, $0.00001 par value, 1,000,000,000 shares
authorized, no shares issued and outstanding	-
Additional paid-in capital	13,536,615
Prepaid compensation	(36,250)
Subscriptions receivable	(1,521,236)
Accumulated deficit during development stage	(5,474,047)
Retained deficit	(5,963,391)

Total stockholders' equity	542,375

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,270,905

The accompanying notes are an integral part of these financial statements.

Palomar Enterprises, Inc.
Consolidated Statements of Operations
For the Three Months and Nine Months Ended September 30, 2005 and 2004
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue	$142,194	$126,829	$427,577	$653,797
Cost of goods sold	96,012	-	317,597	401,975

Gross profit	46,182	126,829	109,980	251,822

Operating expenses:
General and administrative	123,875	77,990	957,237	183,907
Facilities and rent	17,491	12,492	46,737	41,370
Consulting, legal and professional	284,759	646,030	608,031	2,308,356
Payroll and related costs	17,653	279,745	43,307	614,059
Total operating expenses	443,778	1,016,257	1,655,312	3,147,692

(Loss) from continuing operations	(397,596)	(889,428)	(1,545,332)	(2,895,870)

Other income or (expense):
Interest expense	(29,218)	(22,310)	(80,421)	(33,577)
Minority interest in net loss	30,946	-	328,127	-
Total other income or (expense)	1,728	(22,310)	247,706	(33,577)

(Loss) from continuing operations before
income tax and discontinued operations	(395,868)	(911,738)	(1,297,626)	(2,929,447)

Provision for income taxes	-	-	-	-

(Loss) from continuing operations before discontinued operations	(395,868)	(911,738)	(1,297,626)	(2,929,447)

Discontinued operations:
(Loss) from operations of Prize Pizza	-	-	-	(43,777)
(Loss) on disposal of Prize Pizza	-	(166,223)	-	(166,223)
(Loss) on discontinued operations	-	(166,223)	-	(210,000)

Net (loss)	$(395,868)	$(1,077,961)	$(1,297,626)	$(3,139,447)

Weighted average number of common
shares outstanding - basic and fully diluted	1,137,859	9,390	2,650,438	8,067

Net (loss) per share of common stock
outstanding before discontinued operations – basic and diluted	$(0.35)	$(97.09)	$(0.49)	$(363.13)

The accompanying notes are an integral part of these financial statements.

Palomar Enterprises, Inc.
Consolidated Statements of Operations, continued
For the Three Months and Nine Months Ended September 30, 2005 and 2004
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net (loss) per share of common stock
outstanding from discontinued operations – basic and diluted	$-	$(17.70)	$-	$(26.03)

Net (loss) per share of common stock
outstanding - basic and diluted	$(0.35)	$(114.79)	$(0.49)	$(389.16)

The accompanying notes are an integral part of these financial statements.

Palomar Enterprises, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2005 and 2004
(unaudited)
	For the Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities
Net (loss) for the period	$(1,297,626)	$(3,139,447)
Minority interest in net loss	(328,127)	-
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	24,804	10,058
Loss from discontinued operations	-	210,000
Common stock issued for services	704,672	1,149,138
Common stock issued to officers	-	174,115
Changes in operating assets and liabilities:
Decrease in inventory	-	-
(Increase) decrease in prepaids and deposits	22,459	(4,108)

Increase in accounts payable and accrued expenses	31,540	20,789
Net cash (used) by continuing operations	(842,278)	(1,579,455)
Net cash (used) by discontinued operations	-	(7,498)
Net cash (used) by continuing operations	(842,278)	(1,586,953)

Cash flows from investing activities
Purchase of property and equipment	(493,946)	(427,185)
Repayments of notes receivable	-	49,274
Purchase of notes receivable	-	(238,711)
Minority interest in real estate joint venture	26,263	-
Net cash (used) by investing activities	(467,683)	(616,622)

Cash flows from financing activities
Proceeds from note payable	431,100	625,000
Payments on note payable	(17,155)	(429,196)
Proceeds from sale of preferred stock	142,510	-
Proceeds from sale of common stock	297,986	2,419,590
Proceeds from exercise of stock options	474,827	-
Acquisition of treasury stock	-	(127,484)
Net cash provided by financing activities	1,329,268	2,487,910

Net increase in cash	19,307	284,335
Cash - beginning	15,857	142,893
Cash - ending	$35,164	$427,228

The accompanying notes are an integral part of these financial statements.

Palomar Enterprises, Inc.
Consolidated Statements of Cash Flows, continued
For the Nine Months Ended September 30, 2005 and 2004
(unaudited)

	For the Nine Months Ended
	September 30,
	2005	2004

Supplemental disclosures:
Interest paid	$54,286	$29,628
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Common stock issued for services	$704,672	$1,149,138
Property acquired under note payable	$-	$980,000
Common stock issued to officers	$-	$174,155
Common stock issued to acquire sixty percent interest
in Prize Pizza	$-	$200,000

The accompanying notes are an integral part of these financial statements.

PALOMAR ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED September 30, 2005

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

PALOMAR ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED September 30, 2005

NOTE B - PREPARATION OF FINANCIAL STATEMENTS

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2004 and notes thereto included in the Company's 10-KSB annual report.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

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

The Company has been unable to generate sufficient operating revenues and has incurred cumulative operating losses of $11,437,438.

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

NOTE C - GOING CONCERN UNCERTAINTY, continued

PALOMAR ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED September 30, 2005

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

The above allocation excludes the minority interest of approximately, $133,000.

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

PALOMAR ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED September 30, 2005

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

On June 30,2005, The Company and one of its Officers entered into a joint venture agreement and purchased a condominium in Lake Havasu as investment real estate. Each party has a 50% interest in the Venture. A joint venture was necessary in order to secure the real estate financing to acquire the property. The assets, liabilities, revenue and expenses of the joint venture have been consolidated in these financial statements.

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

Goodwill resulting from the acquisition of The Blackhawk Fund (:Blackhawk”) accounted for as a purchase. The Company follows SFAS No. 142 and as such, will test the goodwill balance for impairment at least on an annual basis. Such analysis will be based upon the expected future cash flows of Blackhawk. There was $-0- and $-0- as impairment of goodwill as of September 30, 2005 and 2004.

4.

Research and development expenses

Research and development expenses are charged to operations as incurred.  There were no research and development costs incurred in the nine month periods ending September 30, 2005 and 2004.

5.

Advertising expenses

Advertising and marketing expenses are charged to operations as incurred. Advertising expenses for the nine month periods ending September 30, 2005 and 2004 was $ 37,453 and $30,458, respectively.

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

In the event revenue is generated from the real estate joint venture in Lake Havasu, gross revenue will be split between the joint venture members on a 50-50 basis.

PALOMAR ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED September 30, 2005

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

7.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

As of 9-30-2005, the deferred tax asset is related solely to the company’s net operating loss carry forward and is fully reserved.

8.

Earnings (loss) per share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2005, the Company's outstanding warrants are considered anti-dilutive.

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

FOR THE PERIOD ENDED September 30, 2005

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

10.

Stock Based Compensation

During the period ending September 30, 2005, the Company issued stock options from time-to-time to executives, key employees and members of the Board of Directors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". All stock options granted in the period ending September 30, 2005 have exercise prices at 85% of the market price of the Company's common stock at the dates of the grants. Accordingly, no compensation cost has been recognized for the stock options granted to employees.

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

NOTE F - RELATED PARTY TRANSACTIONS

The Company pays consulting fees to entities owned by two senior officers and directors of the Company for management services rendered to Palomar and to The Blackhawk Fund.  During the three and nine month periods ended September 30, 2005 and 2004, the Company paid the following:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Fees for Services to Palomar	$ 173,000	$ 70,000	$213,400	$457,000
Fees for Services to Blackhawk	24,000	-	143,700	-
Total Fees	$ 197,000	$ 70,000	$357,100	$457,000

The Company entered into a joint venture Agreement with an officer of the Company to invest in a residential parcel of real estate in Lake Havasu, AZ. The Company amended the original agreement from a 90/10 basis to a 50/50 joint venture. The Company was originally 10% and the Officer was originally 90%. The JVA was necessary in order to secure the required financing to acquire the property. The purchase price of the property was $479,000, plus closing costs. The purchase money debt on the property consisted of a first mortgage of $359,650 and an equity line in the amount of $71,450. In return for the officer of the company providing the personal credit and guarantee to secure the bank financing, the company has agreed to provide the 10% down payment plus closing costs. At the time of closing, the Company did not have sufficient funds for the down payment, so Brent Fouch advanced the amount of $43,615 on behalf of the company, which will be paid back with zero interest . The deed was initially placed in the name of the officer who obtained the financing, Palomar has subsequently been added to the Deed as 50% owner of record. The Company had paid $10,000 towards the down payment and had reimbursed the officer $10,000 and paid for his portion of the joint venture expenses totaling $4,090 of the remaining $43,615 down payment provided by the officer. As of September 30, 2005, the Company has a balance owed to the officer of $29,525.

PALOMAR ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED September 30, 2005

NOTE G - CAPITAL STOCK TRANSACTIONS

PREFERRED STOCK

We are currently authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001. We have designated three series of preferred stock, Series, "A", "B" and "C". The Preferred stock has a preference on liquidation over the common stock. Upon the dissolution, liquidation or winding up of the company, whether voluntary or involuntary, the holders of preferred stock shall be entitled to receive out of the assets of the company preferential distributions any payment made on the common stock or, any other class of capital stock of the company ranking junior to the preferred stock. The preferred class holders shall be entitled to receive cash, stock, or other property, as dividends when, as, and if declared by the board of directors. Such dividend shall be issued at market value. Market value shall be determined by the board of directors, who’s decision shall be final and binding upon all parties.

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

On October 25, 2004, 9,000,000 shares of Series "A" preferred stock were issued to two officers of the Company. As a result of the granting of their voting preferred shares, the two officers effectively have approximately eighty-six percent voting control of the Company.

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

The Company issued 33,000,000 shares of Preferred series B stock pursuant to subscription agreement. The Company will receive .02 Euros per share, for a total amount of 660,000 Euros as subscriptions receivable (approx. $772,200 USD).

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

FOR THE PERIOD ENDED September 30, 2005

NOTE G - CAPITAL STOCK TRANSACTIONS, continued

COMMON STOCK, continued

The remaining authorized 24,000,000,000 shares of common stock are undesignated.

On July 5, 2005, the Company declared a 1,000 to one reverse stock split of its common stock. All stock numbers presented in the financial statements have been retroactively restated to reflect this reverse split.

During the nine months ended September 30, 2005, employees exercised options to acquire 792,100,000 shares of common stock on a cashless basis through an outside broker.  The broker sold the shares on the open market and Palomar received proceeds totaling $182,013.  Due to the reverse split of 1000-for-1, the number of shares has been retroactively restated to 792,100.

The Company cancelled 105 million shares of common stock during the second quarter, 2005 and had them return to Treasury as unissued. These shares have been retroactively adjusted to 7,500 shares post-split.

The Company issued 7,500,000 common shares for web related services to the individual employees of DRCI. These shares have retroactively been adjusted to 7,500 post-split.

The Company issued 67,500,000 shares of common stock for services during the second quarter and recorded compensation expense of $144,200 under the intrinsic value method during the nine months ended September 30, 2005.  Due to the reverse split of 1000-for-1, the number of shares has been retroactively restated to 67,500. The Company issued 10,000,000 shares of Reg-S common stock during second quarter, 2005, which has retroactively changed to 10,000 shares pursuant to a subscription agreement. The Company has received the funds of $50,000 this quarter towards this issuance.

The Company issued 17,500,000 shares of common stock for services during the nine months ended September 30, 2005 and recorded compensation expense of $74,000.  Due to the reverse split of 1000-for-1, the number of shares has been retroactively restated to 17,500.

During the nine months ended September 30, 2005, the Company issued 52,000,000 shares of common stock which were issued as collateral pursuant to a Promissory Note with Pini Ben David.  As of September 30, 2005, the Company has not received the promised funds and therefore is in the process of having these shares cancelled.  Due to the reverse split of 1000-for-1, the number of shares has been retroactively restated to 52,000.

During the nine months ended September 30, 2005, the Company issued 10,000,000 shares of common stock which were issued pursuant to a subscription agreement.  As of September 30, 2005, the Company has received the promised funds of $ 50,000. vs. this issuance.  Due to the reverse split of 1000-for-1, the number of shares has been retroactively restated to 10,000.

The Company issued 1,490,000 shares of common stock for services during the nine month period ending, September 30, 2005 and recorded compensation expenses of:  $ 91,900.00.

PALOMAR ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED September 30, 2005

NOTE G - CAPITAL STOCK TRANSACTIONS, continued

COMMON STOCK, continued

During the nine months ended September 30, 2005, the Company issued 10,000,000 shares of common stock which were issued in exchange for cash of $35,500 due to the reverse split of 1000-for-1, the number of shares has been retroactively restated to 10,000.

During the nine months ended September 30, 2005, the Company issued 21,000,000 shares of common stock which were issued pursuant to a subscription agreement.  As of September 30, 2005, the Company has received the promised funds of:  $ 107,970 vs. this issuance and pursuant to the subscription agreement.  The company affected a reverse split and these shares now represent 21,000.

During the nine months ended September 30, 2005, the Company cancelled 22,000,000 shares of common stock which were issued pursuant to a subscription agreement.  The Company did not receive the promised funds and therefore had these shares cancelled.  Due to the reverse split of 1000-for-1, the number of shares has been retroactively restated to 22,000.

During the nine months ended September 30, 2005, the Company cancelled 1,850,000 shares of common stock which were issued pursuant to a consulting agreement.  The consultant did not perform as agreed and therefore the Company had these shares cancelled.  Due to the reverse split of 1000-for-1, the number of shares has been retroactively restated to 1,850.

During the nine months ending September 30, 2005, the Company issued 24,000,000 common shares pursuant to a subscription agreement. The Company expects to receive the funds for these shares issued in the fourth quarter, 2005. The Company will receive .03 Euros per share, for a total of 720,000 Euros

(approx. $842,400 USD) as a subscription receivable.

During the nine months ending September 30, 2005 the Company issued 16,700 shares of Regulation S common stock pursuant to a subscription agreement, in which The Company shall receive the best price possible for the shares issued. The Company has received $136,000 towards 6,700 shares and expects to receive the balance in fourth quarter, 2005. The Company did not record a receivable for the remaining shares, as the amount could not be reasonably estimated.

NOTE H - PROPERTY

Property and equipment consisted of the following at September 30, 2005:

Land and Building	$ 1,877,059
Office equipment	19,509
Total	1,896,568
Less: Accumulated depreciation	(42,943)
Property & equipment, net	$ 1,853,625

Assets are being depreciated from five to forty years using principally the straight line method.  Depreciation expense was $24,804 and $18,139 for the nine months ended September 30, 2005 and 2004, respectively.

PALOMAR ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED September 30, 2005

NOTE I - NOTES PAYABLE AND BANK LINE OF CREDIT

Notes payable and bank line of credit at September 30, 2005 are comprised of the following:

Note payable to Lending Institution, original balance of $980,000,

interest at 7.5% per annum. Due in monthly principal and

interest payments of 6,852 through 2034.  Collateralized by building.

$   833,435

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

 325,000

At the payee’s discretion, the debt may be converted to common stock starting August, 2006.

Joint Venture:  Note Payable, bank due in

monthly installments of $1,958, including interest of 5.125%,

collateralized by Lake Havasu condominium.

 358,378

Equity Line Payable Bank due interest only monthly Prime plus 2%

(Currently 6.49%)

 71,450

Note payable to officer, original balance of $43,615, 0% interest,

due upon demand

       29,525

$1,617,788

NOTE J - DISCONTINUED OPERATIONS

As stated in Note A to the financial statements, the Company abandoned its pizza restaurant operations during the year ended December 31, 2004. The total loss incurred from these operations was $43,777 on revenues of $17,656 and the total loss from disposal of the business was $166,223.

NOTE K – JOINT VENTURE

The Company entered into a joint venture Agreement with an officer of the Company to invest in a residential parcel of real estate in Lake Havasu, AZ. The Company amended the original agreement from a 90/10 basis to a 50/50 joint venture. The Company was originally 10% interest and the Officer was originally 90% interest. The JVA was necessary in order to secure the required financing to acquire the property. The purchase price of the property was $479,000, plus closing costs. The purchase money debt on the property consisted of a first mortgage of $359,650 and an equity line in the amount of $71,450. In return for the officer of the company providing the personal credit and guarantee to secure the bank financing, the company has agreed to provide the 10% down payment plus closing costs. At the time of closing, the Company did not have sufficient funds for the down payment, so Brent Fouch advanced the amount of $43,615 on behalf of the company, which will be paid back with zero interest . The deed was initially placed in the name of the officer who obtained the financing, Palomar has subsequently been added

PALOMAR ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED September 30, 2005

NOTE K – JOINT VENTURE, continued

to the Deed as 50% owner of record. The Company had paid $10,000 towards the down payment and had reimbursed the officer $10,000 and paid for his portion of the joint venture expenses totaling $4,090of the remaining $43,615 down payment provided by the officer. As of September 30, 2005, the Company has a balance owed to the officer of $29,525.

The monthly cash obligation of approximately $3,100 consisting of loan payments, homeowner’s association dues, utilities and insurance, will be borne equally by the company and officer. Upon sale of the property, the company will receive a return of the full down payment it provided and the two entities will split the remainder of the sales proceeds on a 50/50 basis.

NOTE L – LEASE COMMITMENTS

The Company leases their office space under a noncancellable lease expiring June 30, 2006. The minimum monthly lease commitment under this lease is $900 per month and totals $8,100 through lease expiration. In addition the Company has leased automobiles for company business of the offices. The minimum monthly lease commitment under these leases is $2,141 through August 31, 2008 and $1,253 per month through August 31, 2009.

NOTE M:  SEGMENT REPORTING

The company has two principal operating segments which are the financial services division and the corporate finance division.  The financial services division focuses upon mortgage and home loan origination, real estate sales and client services and property acquisition and development. This group operates as The Palomar Group.

 The corporate finance division focuses upon developing and/or acquiring cash flow positive businesses and acquiring (when possible) the real property and assets that are material to such businesses and also offers various types of consulting services and financial instruments, including, but not limited to:  notes, deeds of trust, floating notes and other financing mechanisms.  This group operates as The BlackHawk Fund, Inc.

The two divisions are managed and operated in separate facilities.  The Palomar Group occupies the first floor office space in the company owned facility located at 2585 Pio Pico Dr. in Carlsbad, CA.  The BlackHawk Fund, Inc. operates out of the corporate offices located at 1802 N. Carson Street in Carson City, Nevada.

The summary financial information for the two reportable segments is as follows:

  $  122,851 combined real estate groups

          8,443 rental income (Pio Pico tenant)

        10,900 BlackHawk Fund (consulting services fees)

  $  142,194 Total for the period ending 09-30-2005.

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

RESULTS OF OPERATIONS:

Three months ended September 30, 2005 compared to the three months ended September 30, 2004:

Total net sales and revenue were at $ 142,194 for the three months ending September 30, 2005 compared to $ 126,829 for the prior period.   This represents an increase of approximately 12 percent.  The period ending September 30, 2005 represents that the company is gaining a solid position in its core real estate groups in the Southern California real estate marketplace.

Our gross profit for the three months ended September 30, 2005 compared to 2004 decreased to

$ 46,182 from $ 126,829.

Total operating expenses for the three months ended September 30, 2005 were $ 443,778 compared to $1,016,257 for the same period in 2004.

Net loss for the period ending September 30, 2005 was $ 395,868 compared to a net loss for the prior period in 2004 which were $ 1,297,626. This represents a reduction of net loss of $($ 901,758) for the period ending September 30, 2005 that represents a decrease of approximately 69 percent.

Interest expense, net for the three months ending September 30, 2005 was $ 29,218. The interest expense for the prior period in 2004 was $ 22,310.  This represents an increase of $ 6,908 which is an increase of approximately 31 percent for 2005.

Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

Total net sales and revenues were at $ 427,577 for the nine months ended September 30, 2005 compared to $ 653,797 for the prior period, a decrease of $ 226,219.  The prior period included the proceeds from a disposition of a company asset.

Our gross profit for the nine months ended September 30, 2005 compared to 2004 decreased to $ 109,980 from $ 251,822. Gross margin as a percentage of sales decreased to 26 percent in 2005 compared to 39% in 2004.

Total operating expenses for the nine months ended September 30, 2005 were $1,655,312 compared to 2004, which were $ 3,147,692.

Net loss was ($ 1,297,626) for nine-month period ending September 30, 2005, compared to an operating loss of ($ 3,139,447) for the same period in 2004.

Interest expense, net for the nine months ended September 30, 2005 was $ 80,421, compared to interest expense of $33,577 for the same period 2004.

LIQUIDITY AND CAPTIAL RESOURCES:

As of September 30, 2005 we had a deficiency in working capital of $415,422.

Cash used by investing activities totaled $467,683, used for property, plant and equipment for the nine months ending September 30, 2005.

During the first half of 2003, we had no operations and limited current assets with which to finance our ongoing operations.  In July of 2003 we changed our business model to become a real estate services and development company.  We currently have the following operating divisions:

Financial Services Division.  This division focuses upon mortgage and home loan origination, real estate sales and client services and property acquisition and development.  This division is operating as “The Palomar Group”:   www.thepalomargroup.com.  This division had a solid operating quarter of the company, posting revenue for the quarter ending September 30, 2005 of: $ 122,851. This same division posted revenue for same quarter ending September 30, 2004 of:  $ 126,829.

The property acquisition & development group realized revenue for the quarter ending September 30, 2005 of: $ 8,443.

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

This group operates as a subsidiary as The BlackHawk Fund., and this group had the largest quarter in its operating history.  The BlackHawk Fund posted revenue for the period ending September 30, 2005 of:

$ 10,900. There are no revenues from the prior period ending September 30, 2004 to make comparison.

The company established a floating note with its subsidiary, The BlackHawk Fund, Inc., in the period ending September 30, 2005, the company had advanced a total of:  $25,200

Total Revenues for the quarter ending September 30, 2005:  $ 142,194.

$

122,851

 combined real estate groups

 8,443

  rental income (Pio Pico tenant)

   10,900

BlackHawk Fund

$

142,194

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

Significant Events for the quarter ending September 30, 2005:

1.

recorded another solid revenue quarter for its core real estate divisions

2.

received additional funding from the company’s REGULATION S offering

3.

suspended our ESIP program with the intent to reduce the dilution of the US market and continue to seek to build shareholder value

4.    The company entered into a Joint Venture agreement known as The Havausu Project

5.    The company continued to expand both its marketing efforts & its independent agent

        Force for its core real estate groups.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued to investors in Europe, pursuant to Regulation S promulgated under the Securities Act of 1933, 16,700 shares of its common stock.  As of the date of this report, the Company has received $136,000 for the sale of 6,700 of these shares.  The Company expects to receive the balance of funds from the remaining 10,000 shares in the fourth quarter of the current fiscal year.

The Company issued 1,490,000 shares of its common stock for services during the three month period ending, September 30, 2005 and recorded compensation expenses of $91,900.00.

During the three months ending September 30, 2005, the Company issued to an investor in Europe, pursuant to Regulation S promulgated under the Securities Act of 1933, 24,000,000 common shares for a purchase price of €0.03 per share, pursuant to a subscription agreement (approximately $842,400).  The Company expects to receive the funds for these shares before December 31, 2005.

The cash proceeds received and to be received for the shares were used for legal and accounting expenses, payment towards a joint venture obligation, real estate marketing, general and administrative expenses, and working capital.

The shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act.  Each investor took the securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act.  In addition, there was no general solicitation or advertising for the purchase of our shares.  Our securities were sold only to persons with whom we had a direct personal preexisting relationship, and after a thorough discussion.  Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.  All certificates representing the shares sold bear a restrictive legend.

Subsequent Events:

1.

The company withdrew its designation of its Common “B” class

2.

 The company received an additional $ 330,467 towards completion of its Preferred B offering

3.

 The company launched a new mortgage web portal:  www.tpg-home-loans.com

4.

  The company continued to expand both its marketing efforts & to increase the number of

Independent agent force

5.

The company issued 500,000 Regulation S shares to Laguana Partners subsequent to its

Regulation S offering

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

EXHIBIT

  NO.                                             DESCRIPTION OF EXHIBIT

10.1

Joint Venture Agreement effective as of July 7, 2005, between Brent Fouch and Palomar Enterprises, Inc.

10.2

Form of Common Stock Subscription Agreement

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

Dated November 21, 2005.

By /s/ Steve Bonenberger

Steve Bonenberger, President, Chief

Executive Officer and Director

By:  /s/ Brent Fouch

Brent Fouch, Treasurer, Chief

Financial Officer and Director