Form 10KSB
period 2005-12-31
PALOMAR ENTERPRISES INC
filed 2006-04-17
CIK 1082822

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                         FORM 10-KSB

[X]  ANNUAL  REPORT  PURSUANT  TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE  ACT  OF  1934  FOR  THE FISCAL YEAR ENDED
DECEMBER 31, 2005.

[_] TRANSITION  REPORT  PURSUANT  TO SECTION  13  or  15(d)
OF THE SECURITIES  EXCHANGE  ACT  OF  1934  FOR  THE
TRANSITION  PERIOD FROM

               COMMISSION FILE NO.  000-32829

                  PALOMAR ENTERPRISES, INC.
     ------------------------------------------------
    (Exact name of issuer as specified in its charter)

       NEVADA                                  88-0470235
---------------------------------        -------------------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)         Identification No.)

  1802 N. CARSON STREET, NO. 212-275            89701
          CARSON CITY, NEVADA        ------------------------
------------------------------------          (Zip Code)
(Address of principal executive offices)

                       (775) 887-0670
     --------------------------------------------------
     Registrant's telephone number, including area code

Securities registered under Section  12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

             COMMON STOCK, PAR VALUE $0.00001 PER SHARE
             ------------------------------------------
                           (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. []

State issuer's revenues for its most recent fiscal year: $531,230.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of April 12,2006: 1,078,261

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of April 12, 2006:
27,219,458 shares of common stock.

Documents incorporated by reference:  None.

Transitional  Small  Business Disclosure Format (Check one):
Yes [_] No [X]


                        TABLE OF CONTENTS
                        -----------------
                                                        Page No.

ITEM 1.   BUSINESS . .  . . . . . . . . . . . . . . . .      3

ITEM 2    DESCRIPTION OF PROPERTY.  . . . . . . . . . .     12

ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . .    12

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS ....... . . . . . . . . . . . . . . .     12

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS  .  .  .  . . . . . . . . . . . . . .     14

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION. . . . . . . . . . . . . .  .  .  .     15

ITEM 7.   FINANCIAL STATEMENTS . .. . . . . . . . . . .     19

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE . . .  . .    19

ITEM 8A.  CONTROLS AND PROCEDURES. . .  . . . . . . . .     20

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
          EXCHANGE ACT . . . . . . . . . . . . . . . ..     21

ITEM 10.  EXECUTIVE COMPENSATION . . . . .  . . . . . .     22

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.   23

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .  24

ITEM 13.  EXHIBITS . . . . . . . . . . . . . . . .  . .     25

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES . .  .     25



                              PART I
                              ======
ITEM 1.  BUSINESS.
------------------
COMPANY OVERVIEW
----------------
     We were organized in the State of Nevada on March 10, 1999.

     On or about May 16, 2003, our board of directors appointed Steve Bonenberger to serve as our president secretary, chief executive officer and director, and Brent Fouch in the capacity of treasurer, chief operating officer and director. As a result of such appointments, we entered into agreements to secure the employment of Messrs. Bonenberger and Fouch in their respective positions.

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

     In February 2003, we entered the neutracutical market. However, our management determined that this business line would be extremely difficult to implement and discontinued all efforts in this field. On July 11, 2003, we changed our business model to a business development company with an emphasis in the financial services sector. We currently service the residential mortgage market as a licensed real estate mortgage broker.

     On May 16, 2003, the new board of directors elected the following officers:

            NAME                   OFFICE(S)
     ----------------------------------------------------------
     Steven Bonenberger    President, Secretary and Chief
                           Executive Officer

     Brent Fouch           Chief Operating Officer and Treasurer
     -----------------------------------------------------------

     On  November  29,  2004,  we  acquired  control  of  Zanwell
Inc., a Nevada corporation ("Zanwell"), by purchasing shares of the series A, series B and series C preferred stock of Zanwell. Zanwell's business was the selling of higher end previously owned automobiles.


     At the time of acquisition there were no material assets.

     Pursuant to that certain Capital Stock Purchase Agreement dated November 9, 2004, between Robert C. Simpson, Zanwell's then-sole director and officer, and us, on November 29, 2004, we acquired from Dr. Simpson 19,000,000 shares of Zanwell's series A preferred stock, 10,000,000 shares of Zanwell's series B preferred stock and 10,000,000 shares of Zanwell's Series C preferred stock. Each share of Zanwell's series A preferred stock is convertible into ten shares of Zanwell's common stock. The shares of the series A preferred stock do not have voting rights. Each share of Zanwell's series B preferred stock is convertible into 200 shares of Zanwell's common stock. On all matters submitted to a vote of the holders of the Common Stock, a holder of the Series B Preferred Stock is entitled to one vote per share of the Series B Preferred Stock held by such holder. The series C preferred stock is not convertible into Zanwell's common shares. Each share of the series C preferred stock entitles the holder to 100 votes of Zanwell's common stock on all matters brought before Zanwell's stockholders.

     All of the preferred shares acquired by us carried a legend restricting the transfer thereof under the Securities Act of 1933, as amended. We used $380,000 of our working capital as consideration for the preferred shares purchased by us pursuant to the Capital Stock Purchase Agreement. As a result of the Acquisition, Zanwell became our wholly-owned subsidiary. Effective January 3, 2005, we changed Zanwell's name from "Zanwell Inc." to "The Blackhawk Fund."

CURRENT BUSINESS PLAN
---------------------
     Our current business is buying, renovating and selling residential real estate properties, with providing residential real estate sales, listings and mortgage brokerage services. As part and parcel of that we also look for land opportunities and development. We currently employ 3 full time employees. We also have 6 independent full time licensed real estate agents and licensed mortgage brokers.

KEY PERSONNEL
--------------
     Our future financial success depends to a large degree upon the efforts of Messrs. Bonenberger and Fouch, our officers and directors. Messrs. Bonenberger and Fouch have played major roles in developing and executing our business strategy. The loss of Messrs. Bonenberger and Fouch could have an adverse effect on our business and our chances for profitable operations. While we intend to employ additional management and marketing personnel in order to minimize the critical dependency upon any one person, there can be no assurance that we will be successful in attracting and retaining the persons needed. If we do not succeed in retaining and motivating our current employees and attracting new high quality independent agents, our business could be adversely affected.

We  do  maintain key man life insurance on the lives of Messrs.
Bonenberger and  Fouch.

OUR FINANCIAL RESULTS MAY BE AFFECTED BY  FACTORS OUTSIDE OF OUR
CONTROL
----------------------------------------------------------------
     Our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are outside our control. Our anticipated expense levels are based, in part, on our estimates of future revenues and may vary from our projections. We may be unable to adjust spending rapidly enough to compensate for any unexpected revenues shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures would materially adversely affect our business, operating results, and financial condition.

     We cannot predict with certainty our revenues and operating results. Further, we believe that period-to-period comparisons of our operating results are not necessarily a meaningful indication of future performance.

RECENT  CHANGES  IN  OUR  CORPORATE  STRUCTURE
----------------------------------------------
     On April 2, 2004, we filed a certificate of designation of our Series B preferred stock with the Secretary of State of Nevada with respect to shares of our preferred stock which were issued on August 18, 2003. Effective August 26, 2004, we amended our Certificate of Designation establishing our Series B Preferred Stock to increase the number of preferred shares designated as our Series B Preferred shares from 5,000,000 to 50,000,000.

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

CORPORATE OFFICES
-----------------
     Our executive office is located at 1802 N. Carson Street, Suite 212, Carson City, Nevada 89701, telephone number (775)
887-0670.

EMPLOYEES
---------
     We have three full-time employees and two part-time employees as of December 31, 2005, 2005. As we grow, we will need to attract an unknown number of additional qualified employees and independent agents. Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed. None of our employees are currently represented by a labor union.
We expect to have a ready source of available labor to support our growth.

MARKETS AND MARKETING
---------------------
     We currently have the following operating divisions:

     Financial Services Division, which focuses upon mortgage and home loan origination, real state sales and client services, and property acquisition and development. This division operates from facility owned by us and located at 2585 Pico Drive in Carlsbad, California. The division was established in the third fiscal quarter of 2003 and is currently operating and generating revenue. We currently have independent real estate agents and loan brokers.

     Our  goal  is  to  double the work force of the Financial
Services Division in the fiscal year 2006. For further reference, please visit www.thepalomargroup.com.

- Corporate Finance Division, with a focus on developing and/or acquiring cash flow positive businesses, acquiring the real property and assets that are material to those businesses offering various types of financial instruments; including but not limited to, notes, deeds of trust and other types of corporate financing structures. This division has now been reorganized and operates as our wholly owned Subsidiary, The BlackHawk Fund (BHWF.OB). We announced and disclosed the terms of our acquisition of The BlackHawk Fund (formerly, Zanwell, Inc.) in a Current Report on Form 8-K filed with the Commission on December 3, 2004. We are currently deriving minimal revenue from this division.

- Palomar Enterprises, Inc., will now be focused upon its core real estate services and property development business.


     We believe that building awareness of our company is important in expanding our customer base. We currently advertise over the Internet via our website, newspaper and direct mail. We also rely upon referrals from past and current customers, as well as from personal and professional contacts of our management and independent contractors. The recurring costs of our marketing efforts have risen commensurate with our revenue.

     We cannot assure you that we will be successful in attracting new customers, or retaining the future business of existing customers. If we fail to attract and retain customers, we would be unable to generate revenues to support continuing operations.

RISK  FACTORS
-------------
NEED  FOR  ONGOING  FINANCING.
------------------------------
     We will need additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations.

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

INFLATION.
---------
     In our opinion, inflation has not had a material effect on our financial condition or results of our operations.

TRENDS,  RISKS  AND  UNCERTAINTIES.
----------------------------------
     We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

CAUTIONARY  FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS.
-------------------------------------------------------
     We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

POTENTIAL  FLUCTUATIONS  IN  QUARTERLY  OPERATING  RESULTS.
----------------------------------------------------------
     Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including the demand for our services, seasonal trends in real estate and to a certain extent interest rates; general economic conditions, and economic conditions specific to our industry. Our quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, occurrences such as accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or those of investors in some future quarter.

LACK OF INDEPENDENT DIRECTORS.
-----------------------------
     We cannot guarantee that our board of directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers, could establish policies and enter into transactions without independent review and approval thereof.
This could present the potential for a conflict of interest between us and our stockholders generally and the controlling officers, stockholders or directors.

LIMITATION OF LIABILITY AND INDEMNIFICATION OF OFFICERS AND
DIRECTORS.
-----------------------------------------------------------
     Our officers and directors are required to exercise good faith and high integrity in our management affairs. Our articles of incorporation provide, however, that our officers and directors shall have no liability to our stockholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. Our articles and bylaws also provide for the indemnification by us of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner that they reasonably believe to be in, or not opposed to, our best interests, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.

MANAGEMENT OF POTENTIAL GROWTH.
------------------------------
     While our auditors have issued a going concern opinion, we feel that during the next twelve months we will be substantially increasing our revenue through broker fees on sales of homes and mortgage fees which may cause rapid growth which will place a significant strain on our managerial, operational, and financial systems resources.
To accommodate our current size and manage growth, we must continue to implement and improve our financial strength and our operational systems, and expand, train and manage our sales and distribution base. There is no guarantee that we will be able to effectively manage the expansion of our operations, or that our facilities, systems, procedures or controls will be adequate to support our expanded operations. Our inability to effectively manage our future growth would have a material adverse effect on us.

WE PAY NO DIVIDENDS.
-------------------
     We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any earnings for funding growth however these plans may change depending upon capital raising requirements.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
----------------------------------------------------------
     We believe that we do not have any material exposure to interest or commodity risks. Our financial results are quantified in U.S. dollars and a majority of our obligations and expenditures with respect to our operations are incurred in U.S. dollars. Although we do not believe we currently have any materially significant market risks relating to our operations resulting from foreign exchange rates, if we enter into financing or other business arrangements denominated in currency other than the U.S. dollars, variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant.

     We  currently  have  no material long-term debt obligations.
We do not use financial instruments for trading purposes and we are not a party to any leverage derivatives.

RISKS RELATING TO OUR BUSINESS
------------------------------
WE ARE NOT LIKELY TO SUCCEED UNLESS WE CAN OVERCOME THE MANY
OBSTACLES WE FACE.
-----------------------------------------------------------
     As an investor, you should be aware of the difficulties, delays and expenses we encounter, many of which are beyond our control, including unanticipated market trends, employment costs, and administrative expenses. We cannot assure our investors that our proposed business plans as described in this report will materialize or prove successful, or that we will ever be able to finalize development of our products or services or operate profitably. If we cannot operate profitably, you could lose your entire investment. As a result of the nature of our business, initially we expect to sustain substantial operating expenses without generating significant revenues.

OUR AUDITORS HAVE STATED WE MAY NOT BE ABLE TO STAY IN BUSINESS.
----------------------------------------------------------------
     Our auditors have issued a going concern opinion, which means that there is doubt that we can continue as an ongoing business for the next 12 months. Unless we can raise additional capital, we may not be able to achieve our objectives and may have to suspend or cease operations.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     We have developed the following financing methods to assist us in the process of generating the funds necessary to maintain our operations:

-    Increasing  revenue  from  our  divisions,  described  above;

-    Other stock, Private Placement Options and notes.

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

OUR ACQUISITION STRATEGY INVOLVES A NUMBER OF RISKS.
---------------------------------------------------
     We intend to pursue growth through the opportunistic acquisition of companies or assets that will enable us to expand our service lines to provide more cost-effective customer solutions. We routinely review potential acquisitions. This strategy involves certain risks, including difficulties in the integration of operations and systems, the diversion of our management's attention from other business concerns, and the potential loss of key employees of acquired companies. We may not be able to successfully acquire, and/or integrate acquired businesses into our operations.

RISKS RELATING TO OUR STOCK
---------------------------
WE MAY NEED TO RAISE ADDITIONAL CAPITAL. IF WE ARE UNABLE TO RAISE NECESSARY ADDITIONAL CAPITAL, OUR BUSINESS MAY FAIL OR OUR OPERATING RESULTS AND OUR STOCK PRICE MAY BE MATERIALLY ADVERSELY AFFECTED.
----------------------------------------------------------------
     Due to the lack of revenue and expenses, we need to secure adequate funding. If we are unable to obtain adequate funding, we may not be able to successfully develop and market our products and services and our business will most likely fail. We do not have commitments for additional financing. To secure additional financing, we may need to borrow money or sell more securities, which may reduce the value of our outstanding securities. Under these circumstances, we may be unable to secure additional financing on favorable terms or at all.

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

OUR COMMON STOCK HAS EXPERIENCED IN THE PAST, AND IS EXPECTED TO EXPERIENCE IN THE FUTURE, SIGNIFICANT PRICE AND VOLUME VOLATILITY, WHICH SUBSTANTIALLY INCREASES THE RISK THAT YOU MAY NOT BE ABLE TO SELL YOUR SHARES AT OR ABOVE THE PRICE THAT YOU
PAY  FOR  THE  SHARES.
------------------------------------------------------------------
     Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. During 2004 and 2005, our common stock was sold and purchased at prices that ranged from a high of $.09 to a low of $.0001 per share. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity because the price for our common stock may suffer greater declines due to its price volatility.

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

OUR DIRECTORS HAVE THE RIGHT TO AUTHORIZE THE ISSUANCE OF PREFERRED STOCK AND ADDITIONAL SHARES OF OUR COMMON STOCK.
--------------------------------------------------------------
     Our directors, within the limitations and restrictions contained in our articles of incorporation and without further action by our stockholders, have the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights, and terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series. We have no intention of issuing preferred stock at the present time. Any issuance of preferred stock could adversely affect the rights of holders of our common stock.

     Should we issue additional shares of our common stock at a later time, each investor's ownership interest in Palomar Enterprises, Inc. would be proportionally reduced. No investor will have any preemptive right to acquire additional shares of our common stock, or any of our other securities.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.
------------------------------------------------------------------
     Companies trading on the OTC Bulletin Board, such as Palomar Enterprises, Inc., must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.

OUR  COMMON  STOCK  IS  SUBJECT  TO  THE  "PENNY STOCK" RULES OF
THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY
REDUCE  THE  VALUE  OF  AN INVESTMENT IN OUR STOCK.
-----------------------------------------------------------------
    The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.

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

ITEM 2.   DESCRIPTION OF PROPERTY.
---------------------------------
     We lease office space at 1802 N. Carson Street, Suite 212, Carson City, Nevada, 89701. Our Carson Street lease costs $100 per month and is scheduled to expire on December 31, 2006. Our management team occupies office space at 120 Birmingham, Suite 120-C, Cardiff, California 92007. The Birmingham lease costs $900 per month and is scheduled to expire on December 31, 2006.

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

     We had a consenting stockholder, Christopher Haase, who held 2,000,000 shares of our common stock. Each share of our common stock is entitled to one vote on all matters brought before the stockholders. Therefore, Mr. Haase had the power to vote 2,000,000 shares of our common stock, which number exceeded the majority of the 3,171,122 issued and outstanding shares of our common stock on the record date.

     Mr. Haase voted in favor of the proposed amendments to our articles of incorporation, for the grant of discretionary authority to the board with respect to the stock split and for the approval of the Stock Plans. Mr. Haase had the power to pass the proposed corporate actions without the concurrence of any of our other stockholders.

                                PART II
                                =======

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------------------------------------------------------------------
     Our common stock is noted on the OTC Bulletin Board under the symbol "PLMA.OB" These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

         CALENDAR YEAR 2004      HIGH   LOW
            First Quarter         .04   .01
            Second Quarter        .01   .01
            Third Quarter         .01   .01
            Fourth Quarter       .011   .01
          CALENDAR YEAR 2005     HIGH  LOW
            First Quarter        0.04  0.01
            Second Quarter      .0.01  0.01
            Third Quarter       .0.01  0.01
            Fourth Quarter      .0.11  0.01

     As of April 16, 2006, we had 27,218,258 shares of our common stock outstanding. Our shares of common stock are held by approximately 200 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

SECTION 15(g) OF THE EXCHANGE ACT
---------------------------------
     The shares of our common stock are covered by Section 15(g) of the Exchange Act, and Rules 15g-1 through 15g-6 promulgated thereunder, which impose additional sales practice requirements on broker-dealers who sell our securities to persons other than established customers -and accredited investors.

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

     The following table provides information about purchases by us and our affiliated purchasers during the quarter ended
December 31, 2005 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:


        SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
        ----------------------------------------------------

Maximum                                               Total number
number (or                                            of shares (or
approximate                                           units)
dollar value) of                                      purchased as
shares (or                                            part of
units) that may    Total number                       publicly
yet be             of shares (or    Average price     announced
purchased          units)           paid per          plans or
under the plans                     Period            purchased
share (or unit)                     programs          or programs
-------------       --------------  ---------------  --------------
October 2005 . . . .     -0-              -0-             -0-
November 2005. . . .     -0-              -0-             -0-
December 2005. . . .     -0-              -0-             -0-
                     --------------  ---------------  -------------
Total. . . . . . . .     -0-              -0-             -0-
                     ==============  ===============  ==============

ITEM  6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
-----------------------------------------------
FORWARD-LOOKING INFORMATION
---------------------------
     Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

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

     Readers are cautioned not to place undue reliance on theforward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-KSB to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

MANAGEMENT'S PLAN OF OPERATIONS
-------------------------------
RESULTS OF OPERATIONS
---------------------
TWELVE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2004.
------------------------
REVENUE
-------
     Revenue for the 12 months ended December 31, 2005 was 531,230 compared to $736,842 for the 12 months ended December 31, 2004, a decrease of $205,612 or approximately 28 percent. Revenue decreased as a result of the changes in direction of the company to exclusively a real estate enterprise.

     We expect to generate additional revenues during the coming 12 months due to increased marketing and real estate personnel.

COST OF REVENUE
---------------
     Cost of revenue was $399,199 for the year ended December 31, 2005, compared to 649,021 cost of revenue for the year ended December 31, 2003. Costs as a percentage of sales was 75% in 2005 compared to 88% in 2004.

GENERAL  AND  ADMINISTRATIVE  EXPENSES
--------------------------------------
     General and administrative expenses ("G&A") were $1,063,825 for the 12 months ended December 31, 2005, compared to $336,043 for the 12 months ended December 31, 2004, an increase of $727,782 or approximately 131 percent. The increase in G&A is due primarily to increase in employees salaries as the company expanded its personnel in 2005.

CONSULTING, LEGAL AND PROFESSIONAL
----------------------------------
	Consulting, Legal and Professional was 569,771 compared to 3,828,979 or a decrease of 3,259,208. The cause of; the decrease was less stock for services.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     We intend to continue to find ways to expand our business through new product development and introduction. We believe that revenues and earnings will increase as we grow. We anticipate that we will incur smaller losses in the near future if we are able to expand our business. Our operating losses as shown may be perceived as alarming and possibly indicate a downward spiral leading to the demise of the company; however, from management's point of view, there is a bright side to the operating losses which have accumulated to approximately $4,665,765 are tapering off due to increased revenue and virtually made a commitment for a reduction in stock issued for services, should lead to a more balanced result.

     During the 12 months ended December 31, 2005, we generated cash from financing activities of $1,625,009 and investing activities of $474,563. We used cash in operating activities of $1,121,962 resulting in a increase in our cash balance from December 31, 2004 of $15,857. Cash and cash equivalents at December 31, 2005 were $144,361.

     At December 31, 2005 our current liabilities exceeded our current assets by $368,596 which results in a capital deficiency.

     In order to maximize our business plan, we will need to acquire additional capital from debt or equity financing. Even without additional funding we will be able to grow and increase our revenues substantially. With funding we could acquire substantial properties, renovate them, then sell them at a profit, and grow significantly faster. We have targeted a funding of 1 million to accomplish our plan for fast growth.

     Our independent certified public accountants have stated in their report, included in this Form 10-KSB, that due to our net loss and negative cash flows from operations, in addition to a lack of operational history, there is a substantial doubt about our ability to continue as a going concern. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2006. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as further reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

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

CRITICAL ACCOUNTING POLICIES
----------------------------
     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policy involve the most complex, difficult and subjective estimates and judgments.

STOCK-BASED COMPENSATION
------------------------
     In December 2002, the FASB issued SFAS No. 148 -Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting  for  stock  based  employee  compensation.  SFAS  148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

     We elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------
     We adopted SFAS No. 142. Under the new rules, we will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption.

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

OFF-BALANCE SHEET ARRANGEMENTS
------------------------------
     We  do  not  have  any  off-balance  sheet  arrangements.

ITEM 7.   FINANCIAL STATEMENTS.
------------------------------
     The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-23.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
---------------------------------------------------------------------
     On March 31, 2003 we engaged Epstein, Weber & Conover, P.L.C., Certified Public Accountants, to serve as our independent auditor audit firm. The decision to engage Epstein, Weber & Conover, P.L.C. was approved by our board of directors.

	On June 22, 2005 we dismissed Epstein Weber & Conover, P.L.C. The decision to dismiss was approved and recommended by our board of directors.

	On June 22,2005 we engaged Becksted & Watts CPA's to be our new lawyer.

	On February 16,2006 we dismissed Becksted & Watts.

	On February 16,2006 we engaged E. P. Randall Grubber to be our new independent auditor.

     We have provided the former accountants with a copy of our Current Report, as amended, before its filing with the Commission. We have requested the former accountant to furnish us with a letter addressed to the Commission stating whether he agrees with the statements made by us in such report and, if not, stating the respects in which they do not agree. We have included the former accountant's letter as an exhibit to our Form 8-K/A filed with the Commission on February 17, 2006.

ITEM 8A.     CONTROLS AND PROCEDURES.
------------------------------------
     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 8B.   OTHER INFORMATION.
-----------------------------
     None.
                               27

                                   PART III
                                   ========
ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
----------------------------------------------------------------
     Our directors and executive officers are:

NAME               AGE   POSITION(S                    POSITION(S)
                                                       HELD SINCE
------------------------------------------------------------------
Brent Fouch         36  Secretary, director and
                        chief financial officer            2003

Steve Bonenberger   49  President, director and
                        chief executive officer            2003

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

     Both executive officers are officers and directors of the Blackhawk Fund.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
--------------------------------------------------------
     Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the Securities and Exchange Commission. Such persons are also required to furnish us with copies of all forms so filed.

     Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that during the year ended December 31, 2005, our executive officers, directors and greater than 10 percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements.

CODE OF ETHICS
--------------
     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote:

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

     A copy of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions was filed as an exhibit to our Annual report for the fiscal year ended December 31, 2005. We have posted a copy of the code of ethics on our website at www.palomarenterprises.com.

     We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 1802 N. Carson Street, No. 212-2705 Carson City, Nevada 89701.

ITEM 10.   EXECUTIVE COMPENSATION.
---------------------------------
SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION
----------------------------------------------

                           SUMMARY COMPENSATION TABLE
                           --------------------------
     The following table provides certain summary information concerning the compensation earned by the named executive officers (determined as of the end of the last fiscal year) for services rendered in all capacities to Palomar Enterprises, Inc. and our subsidiaries:

-----------------------------------------------------------------
                  SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------
                        Annual Compensation     Long-Term Comp.
                                        Other  Awards    Payouts
Name and                                Annual
Position(s)         Year  Salary  Bonus  Comp.
-----------------------------------------------------------------
Steven Bonenberger  2005    257,200  0     0         0        0

Brent Fouch         2005    259,900  0     0         0        0
-----------------------------------------------------------------

EMPLOYMENT AGREEMENTS
---------------------
     On May 7, 2003, we entered into an employment and stock purchase agreement with Steven Bonenberger. Pursuant to the agreement, Mr. Bonenberger agreed to remain in our employ for the term of one year. Mr. Bonenberger's minimum annual compensation is $60,000. In addition to the minimum annual compensation, Mr. Bonenberger is entitled to receive payments under our incentive compensation and/or bonus program(s) (as in effect from time to time), if any, in such amounts as are determined by us to be appropriate for similarly situated employees. In lieu of the $60,000 minimum annual compensation, Mr. Bonenberger elected to purchase from us 6,000,000 shares of our restricted common stock at the price of $0.01 per share.

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

CONFIDENTIALITY AGREEMENTS
--------------------------
     None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
----------------------------------------------------------------
EQUITY COMPENSATION PLAN INFORMATION
------------------------------------
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
------------------------------------------------------------------
     The following table provides information as of the end of the most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance, aggregated as follows:

All compensation plans previously approved by security holders; and

All compensation plans not previously approved by security holders.

                               Number of      Weighted     Number of
                               Securities     Average      Securities
                              to be Issued    Exercise   Available for
                              Upon Exercise   Price of   Future Issuance
                             of Outstanding Outstanding   Under Equity
                                Options,      Options,     Compensation
                              Warrants and  Warrants and      Plans
                                 Rights        Rights      (Excluding
                                                           securities
                                                          reflected in
                                                           column (a))
Plan Category                     (a)            (b)          (c)
------------------------------------------------------------------------
Equity compensation plans
approved by security holders    3,145,000,000     .001    2,819,740,000

Equity compensation plans not
approved by security holders           -0-         N/A        N/A

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------
     The following table sets forth, as of December 31, 2004,
information concerning ownership of our securities by:

- Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

- Each person who owns beneficially outstanding shares of our preferred stock;

-    Each director;

-    Each named  executive  officer;  and

-    All  directors  and  officers  as  a  group.


Name and Address                   Shares of Common Stock
of Beneficial                      Beneficially Owned (2)
   Owner (1)                       Number        Percent
---------------------            ------------    --------
Steve Bonenberger                 4,500,000 (3)   50 (3)
Brent Fouch                       4,500,000 (3)   50 (3)
=============================================================
All directors and officers
as a group (two persons)          9,000,000 (3)  100 (3)
=============================================================

(1) Unless otherwise indicated, the address for each of these stockholders is c/o Palomar Enterprises, Inc., 1802 N. Carson Street, No.212-2705 Carson City, Nevada 89701. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to the shares of our common and preferred stock which he beneficially owns.

(2) Beneficial ownership is determined in accordance with the rules of the SEC. As of December 31, 2004, the total number of outstanding shares of the common stock is 10,661,120 and the number of shares of our Series A preferred stock is 9,000,000.

(3)  Series A preferred stock.

     There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of Palomar Enterprises, Inc.

     There are no arrangements or understandings among members of both the former and the new control groups and their associates with respect to election of directors or other matters.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

None.

ITEM 13.     EXHIBITS.


EXHIBIT NO.  IDENTIFICATION OF EXHIBIT
-----------  --------------------------------------------------------
3.1**        Articles of Incorporation and amendments
3.9**        Bylaws
31.1*        Certification of Steven Bonenberger, President, Director
             and Chief Executive Officer of Palomar Enterprises, Inc.,
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to
             Sec.302 of the Sarbanes-Oxley Act of 2002.
31.2*        Certification of Brent Fouch, Treasurer, Chief Financial
             Officer and Director of Palomar Enterprises, Inc.,
             pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to
             Sec. 302 of the Sarbanes-Oxley Act of 2002.
32.1*        Certification of Steven Bonenberger, President, Director
             and Chief Executive Officer of Palomar Enterprises, Inc.,
             pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to
             Sec. 906 of the Sarbanes-Oxley Act of 2002.
32.2*        Certification of Brent Fouch, Treasurer, Chief Financial
             Officer and Director of Palomar Enterprises, Inc.,
             pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to
             Sec. 906 of the Sarbanes-Oxley Act of 2002.

_____________________
**  Previously Filed
*   Filed Herewith

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.
--------------------------------------------------
AUDIT FEES
----------
     The aggregate fees billed by Epstein, Weber & Conover for professional services rendered for the audit of Palomar Enterprises, Inc.'s annual financial statements for fiscal year 2004 were $29,000.

     The aggregate fees billed by E. Randall Gruber for professional services rendered for the audit of Palomar Enterprises, Inc.'s financial statements for the fiscal year 2004 and 2005 were $15,000.

AUDIT-RELATED  FEES
-------------------
     The aggregate fees billed by Epstein, Weber & Conover for assurance and related services that are reasonably related to the performance of the audit or review of Palomar Enterprises, Inc.'s financial statements for fiscal year 2005 were $0.

     The aggregate fees billed by E. Randall Gruber for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for fiscal year 2005 were $0.

ALL OTHER FEES
--------------
     There were no other fees billed by E. Randall Gruber for professional services rendered, other than as stated under the captions Audit Fees,  Audit-Related  Fees,  and  Tax  Fees.


POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS
--------------------------------------------------------------------
     The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

                             SIGNATURES
                             ----------
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Palomar Enterprises, Inc.

Date: April 14, 2006.
                              By /s/Steve Bonenberger
                                 --------------------------------------
                                 Steve Bonenberger,
                                 President, Director and Chief
                                 Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                 Date
---------------------  ---------------------------  ------------
/s/ Steve Bonenberger     President, Director       April 14,2006
---------------------     and Chief Executive Officer
Steve Bonenberger

/s/ Brent Fouch           Treasurer, Director       April 14,2006
---------------------     Chief Financial Officer
Brent Fouch               and Principal Accounting Officer

                         PALOMAR ENTERPRISES, INC.
                    FINANCIAL STATEMENTS AND SCHEDULES
                           DECEMBER 31, 2005



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




                        E. Randall Gruber C.P.A, PC
                          400 Lake St. Louis Blvd.
                          Lake St. Louis, MO 63367


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Stockholders and Board of Directors of Palomar Enterprises, Inc.:

We have audited the accompanying consolidated balance sheet of Palomar Enterprises, Inc. and subsidiaries as of December 31, 2005 and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Palomar Enterprises, Inc. and subsidiaries as of December 31, 2005, and the consolidated results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred material net losses for the year ended December 31, 2005. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are discussed in Note C. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ E. Randall Gruber CPA, PC
    Lake St. Louis MS
    April 16,2006

                                  PALOMAR ENTERPRISES, INC.
                      CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2005
ASSETS
   Cash                                                                     $     44,361
   Prepaids and other current assets                                              80,067
                                                                            -------------
Total current assets                                                             124,428

Property, plant and equipment, net of accumulated depreciation              $  1,365,970

Goodwill                                                                         377,249
                                                                            -------------
TOTAL ASSETS                                                                $  1,867,646
                                                                            =============

LIABILITIES AND STOCKHOLDERS' EQUITY:

   Accounts Payable                                                         $      6,080
   Accrued Expenses                                                               36,449
    Accounts Payable-related party 					     82,106
   Current portion of notes payable                                              368,389
                                                                            -------------
Total current liabilities                                                        493,024

   Note payable, long term                                                       802,934
                                                                            -------------
TOTAL LIABILITIES                                                              1,295,958
                                                                            -------------
MINORITY INTEREST								  29,369

STOCKHOLDERS' EQUITY:
   Series A preferred stock, $0.00001 par value, 10,000,000 shares
      authorized, 9,000,000 shares issued or outstanding                              90
   Series B preferred stock, $0.00001 par value, 50,000,000 shares
      authorized, 33,000,000 shares issued and outstanding                           330
   Series C preferred stock, $0.00001 par value, 30,000,000 shares
      authorized, no shares issued or outstanding                                      -
   Common stock, $0.00001 par value, 25,000,000,000 shares
      authorized, 27,218,758 shares issued;
      and outstanding                                                                273
   Additional paid-in capital                                                 14,027,387
   Shares not yet earned                                                         (13,125)
   Subscription Receivable                                                    (1,230,769)
   Accumulated deficit during development stage                               (5,474,047)
   Retained Deficit                                                           (6,767,820)
                                                                            -------------
      Total stockholders' equity                                                 542,319
                                                                            -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $  1,867,646
                                                                            =============

   The accompanying notes are an integral part of these financial statements.

                             PALOMAR ENTERPRISES, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                        December 31, 2005    December 31, 2004
                                       -------------------  -------------------
Revenues                               $          531,230   $            736,842
Cost of goods sold                                399,199                649,021
                                       -------------------  -------------------
Gross profit                                       132,031                87,821

Operating expenses
   General and administrative                    1,063,825               336,043
   Facilities and rent                              61,273                64,135
   Consulting, legal and professional              569,771             3,828,979
   Payroll and related costs                       445,871               256,034
                                       -------------------  -------------------
Total operating expenses                         2,140,740             4,485,191
Loss from
Continuing operations
                                                (2,008,709)           (4,397,370)
Other income or(expense):
Interest expense                                  (111,143)              (58,395)
Minority interest in net loss                       17,806                     -
	Total other income or (expense)            (93,337)              (58,935)
                                       -------------------  --------------------
Loss from continuing operations         $                     $       (4,455,765)
Before discontinued operations                  (2,102,046)
                                       ===================   ===================
Discontinued operations:
Loss from operations of Prize Pizza                     -               (43,777)
Loss on disposal of Prize Pizza                         -              (166,223)
                                       -------------------  -------------------
Loss on discontinued operations        $                -   $          (210,000)
                                       -------------------  -------------------
Net loss                               $       (2,102,046)  $        (4,665,765)
                                       ===================  ===================
  Net loss per share of common stock
   outstanding before discontinued
   operations - basic and diluted      $            (0.78)  $             (4.71)
  Net loss per share of common stock
    outstanding from discontinued
   operations - basic and diluted      $              -  $               (0.22)
  Net loss per share of common stock
                                       -------------------  -------------------
   outstanding - basic and diluted     $            (0.78)  $             (4.93)
   shares of common stock outstanding           27,218,258              946,847
                                       ===================  ===================

   The accompanying notes are an integral part of these financial statements.



                               PALOMAR ENTERPRISES, INC
                    STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        FOR THE YEAR ENDED DECEMBER 31, 2005


                             COMMON STOCK       PREFERRED STOCK     TREASURY STOCK
                       ---------------------   -----------------  ------------------    PAID-IN     ACCUMULATED
                         SHARES      AMOUNT    SHARES    AMOUNT   SHARES    AMOUNT      CAPITAL      DEFICIT        TOTAL
                       -----------  --------  --------  --------  ------  ----------  ------------ -------------  --------

                     -----------  --------  --------  --------  ------  ----------  ------------ -------------  ----------
BALANCE
December 31, 2003        5,691   $     1            -   $    -       3  $ (27,418)  $ 5,646,122   $(5,474,047)  $  144,658
                     -----------  --------  --------  --------  ------  ----------  ------------ -------------  ----------
Common stock
  issued for cash    5,644,873        56                                              2,516,878                  2,516,934

Common stock
  issued for
  services           5,010,063        50                                              1,415,592                  1,415,642

Common stock
  reacquired
  and cancelled          (254)       (1)                                              (127,485)                  (127,486)

Preferred stock
  issued to officers                         9,000,000      90                          899,910                    900,000

Common stock
  issued to officers      497         -                                                174,115                    174,115

Common stock
  issued in business
  acquisition             250         -                                                200,000                    200,000

Net loss for the year                                                                             (4,665,765)  (4,665,765)
                    -----------  --------  --------  --------  ------  ----------  ------------ -------------  ----------
BALANCE
DECEMBER 31, 2004  10,661,120   $   107    9,000,000   $   90        3  $ (27,418) $10,725,132  $(10,139,812) $   558,099
                    -----------  --------  --------  --------  ------  ----------  ------------ -------------  ----------
Traesury stock
reversed                                                            (3)    27,418                                  27,418

Series b
preferred          33,000,000	    330	                                                                              330

Subscription
receivable                                                                         (1,243,894)                 (1,243,894)

Common stock
issued
for services       16,557,638       166                                             3,302,255                   3,302,421

Net loss
for the year                                                                                     (2,102,046)   (2,102,046)
                    -----------  --------  --------  --------  ------  ----------  ------------ -------------  ----------
Balance
December 31, 2005  27,218,758	 $ 273    9,000,000  $     90       -  $        - $ 14,027,387 $(12,241,867)   $  542,319
                                       33,000,000  $    330	      -           - $ (1,243,894)
                   ======================================================================================================



                              PALOMAR ENTERPRISES, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                December 31, 2005    December 31, 2004
                                               -------------------  -------------------
Cash flows from operating activities:
Net loss for the period                           $   (2,102,046)      $   (4,665,765)
Minority Interest in Net Loss                             (7,854)                   -
Adjustments to reconcile net loss to net cash
   used by operating activities:
   Depreciation                                           31,013               18,139
   Loss from discontinued operations                           -              210,000
   Common stock issued for services                       821,647           1,415,642
   Common stock issued to officers                              -             174,115
   Preferred stock issued to officers                           -             900,000
Changes in assets and liabilities:
   Other assets                                           (53,616)            (28,064)
   Accounts payable and accrued liabilities                81,662              72,498
                                               -------------------  -------------------
Net cash used in continuing operations                 (1,121,962)         (1,903,435)
Cash flows from discontinued operations                         -              (7,498)
                                               -------------------  -------------------
Net cash used in operating activities                  (1,121,962)         (1,910,933)
                                               -------------------  -------------------
Cash flows from investing activities:
   Purchase of property and equipment                    (493,946)           (422,622)
   Repayments of notes receivable                               -               78,935
   Investment in subsidiary                                     -             (205,000)
   Purchase of notes receivable                                 -             (251,184)
   Minority Interest in joint Venture                           -               19,403
                                               -------------------  -------------------
Net cash used in investing activities                     (474,543)           (799,871)
                                               -------------------  -------------------
Cash flows from financing activities:                      379,219
   Proceeds payments from notes payable                    431,100             625,000
                                                                              (430,683)
   Proceeds from sale of common stock                      628,453           2,516,934
   Proceeds from sale of preferred stock                   142,510                   -
   Proceeds from options                                   474,827            (127,484)
                                               -------------------  -------------------
Net cash provided by financing activities                1,625,009           2,583,768
                                               -------------------  -------------------
Net (decrease)/increase in cash                             28,504            (127,036)
Cash, beginning of period                                   15,857             142,893
                                               -------------------  -------------------
Cash, end of period                            $            44,361  $           15,857
                                               ===================  ===================
SUPPLEMENTAL CASH FLOW INFORMATION:
       Interest Paid                           $           111,143  $           41,850
                                               ===================  ===================
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of interest in subsidiary in
exchange for notes receivable                  $                 -  $          172,248
                                               ===================  ===================
Property acquired under note payable           $                 -  $          980,000
                                               ===================  ===================
Common stock issued to acquire sixty
percent interest in Prize Pizza                $                 -  $          200,000
                                               ===================  ===================


   The accompanying notes are an integral part of these financial statements.

PALOMAR ENTERPRISES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2005
---------------------------------------

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

The Company is a full service real estate and home loan origination firm. The Company is licensed by the California Department of Real Estate. The Company currently has six independent agents that serve as agents.

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

The Company has been unable to generate sufficient operating revenues and has incurred cumulative operating losses of 11,809,505.

The Company is a full service mortgage brokerage firm. The Company is licensed by the California Department of Real Estate. The Company currently has six independent agents that serve as agents.

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

PALOMAR ENTERPRISES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2005
---------------------------------------

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

2. Principles of consolidation
   ---------------------------
     The consolidated financial statements include the accounts of the Company and its ninety nine percent interest in the Blackhawk fund. All significant inter-company accounts and transactions have been eliminated.

3. Research and development expenses
   ---------------------------------
     Research and development expenses are charged to operations as incurred. There were no research and development costs incurred in the year ended December 31, 2005.

4. Advertising expenses
   --------------------
     Advertising and marketing expenses are charged to operations as incurred. Advertising expenses for the year ended December 31, 2005 were $45,567 and $23219 respectively.

5. Revenue recognition
   -------------------
     The Company generates revenue from the sale of real estate, brokerage commissions, and rental properties. Revenues from real estate sales and commissions are recognized on execution of the sales contract. Rental income is recognized in the period earned.

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

     As of December 31, 2005, the deferred tax asset is related solely to the Company's net operating loss carryforward and is fully reserved.

7. Earnings (loss) per share
   -------------------------
     Basic earnings (loss) per share are computed by dividing the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2005, the Company's outstanding warrants are considered anti-dilutive

     In July, 2005, the Company declared a 1,000 to 1 reverse stock split of its common stock. All stock numbers presented in the financial statements have been retroactively restated to reflect this reverse split.

                                     43
<PAGE)



PALOMAR ENTERPRISES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2005
---------------------------------------

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

                                 Warrants
                              outstanding at
                             December 31, 2005       Exercise price
                             -----------------  -------------------------
5/15/02 Warrants                             6       $1.00 per share
8/1/02 Warrants                              6       $1.00 per share
                             -----------------  -------------------------

Totals at December 31, 2005                 12
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

PALOMAR ENTERPRISES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2005
---------------------------------------

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

PALOMAR ENTERPRISES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2005
---------------------------------------

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

PALOMAR ENTERPRISES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2005
---------------------------------------

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

PALOMAR ENTERPRISES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2005
---------------------------------------

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

NOTE F - RELATED PARTY TRANSACTIONS

The Company pays consulting fees to entities owned by two controlling shareholders. These two controlling shareholders are also the two senior officers and directors of the Company. During the year ended December 31, 2005 and 2004, the Company paid fees totaling $467,000 and $513,000 to these two entities.

As of December 31, 2005, the Company had a net operating loss carryforward of approximately $9,448,000 to offset future taxable income. These carryforwards expire in 2021 to 2025.

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

                                 Warrants
                              outstanding at
                             December 31, 2005       Exercise price
                             -----------------  -------------------------
5/15/02 Warrants                             6       $1.00 per share
8/1/02 Warrants                              6       $1.00 per share
                             -----------------  -------------------------

Totals at December 31, 2005                 12
                             =================  =========================

The warrants have no stated expiration date.

PALOMAR ENTERPRISES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2005
----------------------------------------

NOTE H - CAPITAL STOCK TRANSACTIONS

The Company receives proceeds through the issuance and exercise of options under the Company's ESIP. During the three months ended December 31, 2004, the Company received $375,990 and $2,260,990, respectively, through its ESIP. During the year ended December 31, 2004 the Company issued 530,900 and 534,520 shares, respectively, at an average price of $0.0007 net of the 15% discount offered to employees under the ESIP program.

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

NOTE I - PROPERTY

Property and equipment consisted of the following at December 31, 2005:

Building                         $ 1,395,612
Office equipment                      19,510
                                 -----------
                                 $ 1,415,122

Less Accumulated Depreciation        (49,152)
                                 -----------
                                  $1,365,970

Assets are being depreciated from five to forty years using the straight line method.

PALOMAR ENTERPRISES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2005
---------------------------------------

NOTE J - NOTES PAYABLE AND BANK LINE OF CREDIT

Notes payable and bank line of credit at December 31, 2005 are comprised of the following:

Note payable to lending institution,
original balance of $980,000, interest
at 7.5% per annum.  Requires monthly
principal and interest payments of
6,852 through 2034. Collateralized by building.       $  828,474

Convertible debentures payable to investor group,
original balance of 325,000, interest at 8% per
annum, interest payable quarterly.  Principal
and accrued interest are convertible at any time
at the rate of 80% of the average three lowest
closing bid prices of the twenty trading days
immediately preceding the conversion, limited
to a maximum of 4.99% of the total outstanding
common stock on the date conversion. The Company
is in default on this agreement.                         325,000
                                                     -----------
           Total                                       1,153,474
                                                     -----------
          Less current portion                           350,540
                                                     -----------
          Total long-term portion                     $  802,934
                                                     ===========

Future maturities of principal at December 31,2005 are as follows:

           2005                      $   334,147
           2006                            9,858
           2007                           10,623
           2008                           10,848
           2009                           11,448
           Thereafter                    426,010
                                    ------------
                 Total               $   802,934
                                     ===========

PALOMAR ENTERPRISES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2005
---------------------------------------

NOTE K - DISCONTINUED OPERATIONS

As stated in Note A to the financial statements, the Company abandoned its pizza restaurant operations during the year ended December 31, 2004. The total loss incurred from these operations was $43,777 on revenues of $17,656 and the total loss from disposal of the business was $166,223 during the year ended December 31, 2004.

NOTE L Stock issuances

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

NOTE N  ACQUISITION OF SUBSIDIARY

On November 29, 2004, we acquired series A, series B and series C preferred stock of Zanwell, Inc., a Nevada corporation ("Zanwell"). Pursuant to that certain Capital Stock Purchase Agreement dated November 29, 2004 between Robert
C. Simpson, Ph. D., as the stockholder of Zanwell, and Palomar Enterprises, a copy of which is attached as an exhibit to this Current Report, on November 29, 2004, we acquired from Dr. Simpson 19,000,000 shares of Zanwell's series A preferred stock which constitute 95 percent of Zanwell's issued and outstanding shares of the series A preferred stock, 10,000,000 shares of Zannwell's series B preferred stock, which constitute 100 percent of Zanwell's issued and outstanding shares of the series B preferred stock, and 10,000,000 shares of Zanwell's series C preferred stock, which constitute 100 percent of Zanwell's issued and outstanding shares of the series C preferred stock. Each share of the series A preferred stock is convertible into 10 shares of Zanwell's common stock. The shares of the series A preferred stock do not have voting rights. Each share of the Series B preferred Stock is convertible into 200 shares of Zanwell's common stock. On all matters submitted to a vote of the holders of the common stock, a holder of the Series B preferred Stock is entitled to one vote per share of the Series B preferred stock held by such holder. The series C preferred stock is nonconvertible. Each share of the series C preferred stock entitles the holder to 100 votes of our common stock on all matters brought before Zanwell's stockholders. Therefore, the voting power of all of the shares of preferred stock of Zanwell sold pursuant to the Capital Stock Purchase Agreement is equal to the vote of 1,010,000,000 shares of the Zanwell common stock, which number exceeds the 167,750,000 issued and outstanding shares of Zanwell's common stock. All of the preferred shares of Zanwell acquired by us carried a legend restricting the transfer thereof under the Securities Act of 1933, as amended. The total consideration paid by us in connection with the Capital Stock Purchase Agreement was $380,000. We used our working capital as consideration for the preferred shares purchased by it pursuant to the Capital Stock Purchase Agreement. As a result of the capital stock purchase transaction, Zan well, Inc. became a wholly-owned subsidiary of Palomar Enterprises, Inc.
The purchase price for Zanwell, Inc.'s preferred shares was determined as a result of comparison of values of companies similar to Zanwell, Inc.

PALOMAR ENTERPRISES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2005
---------------------------------------

Zanwell, Inc., had no operations at the time, no assets and no indebtedness. The company was a fully reporting and trading OTC BB company and was current on all of its filings. The market value of such companies is somewhere between $ 250,000.00 and can range to $ 500,000.00. The purchase price for Zanwell, Inc.'s preferred shares was determined as a result of comparison of values of companies similar to Zanwell, Inc.

Our lease at 120 Birmingham Dr. # 110-G Cardiff, CA. 92007 costs $ 950.00 per month. We are also a party to a lease agreement with Ikon Financial Services. We lease a copier from Ikon Financial Services for a price of $ 445.00 per month.

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