Form 10QSB
period 2006-03-31
PALOMAR ENTERPRISES INC
filed 2006-05-15
CIK 1082822

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-QSB



X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarterly period ended March 31, 2006.

-- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                       Commission file number: 000-32829

                          PALOMAR ENTERPRISES, INC.
                 --------------------------------------------
                (Name of small business issuer in its charter)

           Nevada                                    06-1588136
-------------------------------          -----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


   1802 N. Carson Street, Suite 212-3018
          Carson City, Nevada                          89701
-----------------------------------------           -----------
(Address of principal executive offices)	     (Zip Code)

                               (775) 887-0670
                         ---------------------------
                         (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes -- No

Indicate  by check mark  whether  the  registrant  is a shell  company
(as defined in Rule 12b-2 of the Exchange Act).   Yes    No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 11, 2006, the issuer had 28,068,608 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes    No X

                              TABLE OF CONTENTS
                              -----------------

                                                                   PAGE NO.
                                                                   --------
PART I - FINANCIAL INFORMATION	                                         3

Item 1.  Financial Statements                                            3

Item 2.  Management's Discussion and Analysis or Plan of Operation      11

Item 3.  Controls and Procedures                                        13


PART II - OTHER INFORMATION	                                        13

Item 1.  Legal Proceedings                                              13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.  Defaults Upon Senior Securities                                13

Item 4.  Submission of Matters to a Vote of Security Holders            13

Item 5.  Other Information                                              13

Item 6.  Exhibits                                                       14

SIGNATURES                                                              14

                      PART I - FINANCIAL INFORMATION
                      ==============================

Item 1.	Financial Statements.
----------------------------
The accompanying unaudited interim financial statements of Palomar Enterprises ("Palomar") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Palomar's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2005 as reported in the 10-KSB have been omitted.

                                  PALOMAR ENTERPRISES, INC.
                      CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2006
                                       (UNAUDITED)

ASSETS
   Cash                                                                     $    351,056
   Prepaids and other current assets                                              15,222
                                                                            -------------
Total current assets                                                             366,278

Property, plant and equipment, net of
  accumulated depreciation of $57,241                                          1,982,964
Other Assets                                                                      73,046
Goodwill                                                                         377,249
                                                                            -------------
TOTAL ASSETS                                                                $  2,799,537
                                                                            =============

LIABILITIES AND STOCKHOLDERS' EQUITY:

   Accounts Payable                                                         $     15,317
   Accrued Expenses                                                               43,657
   Current portion of notes payable                                              854,927
                                                                            -------------
Total current liabilities                                                        913,901

   Note payable, long term                                                     1,597,039
                                                                            -------------
TOTAL LIABILITIES                                                              2,510,940
                                                                            -------------
MINORITY INTEREST								  29,441

STOCKHOLDERS' EQUITY:
   Series A preferred stock, $0.00001 par value, 10,000,000 shares
      authorized, 9,000,000 shares issued or outstanding                              90
   Series B preferred stock, $0.00001 par value, 50,000,000 shares
      authorized, 50,000,000 shares issued or outstanding                            500
   Series C preferred stock, $0.00001 par value, 30,000,000 shares
      authorized, No shares issued and outstanding                                     -
   Common stock, $0.00001 par value, 25,000,000,000 shares
      authorized, 27,468,758 shares issued;
      and outstanding                                                                275
   Shares not yet earned                                                      (1,020,665)
   Additional paid-in capital                                                 14,002,528
   Accumulated deficit                                                       (12,723,572)
                                                                            -------------
      Total stockholders' equity                                                 259,156
                                                                            -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $  2,799,537
                                                                            =============

   The accompanying notes are an integral part of these financial statements.

                             PALOMAR ENTERPRISES, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2005
                                  (UNAUDITED)



                                       Three Months Ended    Three Months Ended
                                          March 31, 2006        March 31, 2005
                                       -------------------  --------------------

Revenues                               $          174,704  $              86,565
Cost of goods sold                                 98,239                 60,389
                                       -------------------  --------------------
Gross profit                                       76,465                 26,176

Operating expenses
   General and administrative                      169,663               670,462
   Facilities and rent                              18,868                12,831
   Consulting, legal and professional               75,694               212,381
   Payroll and related costs                       269,121                 9,682
                                       -------------------  --------------------
Total operating expenses                           533,346               905,356
                                       -------------------  --------------------
Loss from operations                              (456,881)             (879,180)
                                       -------------------  --------------------
Interest expense                                   (28,450)              (29,925)
Minority interest/JV loss other venturer             3,626               150,130
                                       -------------------  --------------------

Net loss                               $          (481,705) $           (757,975)
                                       ===================  ===================
  Net loss per share of common stock
  - basic and diluted                  $            (0.02)  $              (0.00)
                                       ===================  ====================
  Weighted average number of shares
  of common stock outstanding                  27,373,869            355,322,234
                                       ===================  ====================
* - less than $0.01 per share




   The accompanying notes are an integral part of these financial statements.

                              PALOMAR ENTERPRISES, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2005
                                    (UNAUDITED)



                                               Three Months Ended    Three Months Ended
                                                 March 31, 2006        March 31, 2005
                                               -------------------  -------------------
Cash flows from operating activities:
Net loss for the period                           $      (481,705)      $    (757,975)
Minority Interest in Net Loss                              (3,626)           (150,130)

Adjustments to reconcile net loss to net cash
   used by operating activities:
   Depreciation                                             8,089               7,051
   Common stock issued for services                        16,750             510,241
Changes in assets and liabilities:
   Prepaid Expenses                                        64,845               1,592
   Other assets                                           (73,046)                  -
   Accounts payable and accrued liabilities                16,445               4,828
                                               -------------------  -------------------
Net cash used in operating activities                    (452,248)           (384,393)
                                               -------------------  -------------------

Cash flows from investing activities:
   Purchase of property and equipment                    (625,083)             (4,500)
                                               -------------------  -------------------
Net cash used in investing activities                    (625,083)             (4,500)
                                               -------------------  -------------------
Cash flows from financing activities:
   Proceeds from notes payable/net of
     repayments                                         1,173,920              (6,235)
   Proceeds from subscribed stock                         210,104                   -
   Proceeds from sale of common stock                           2             402,680
                                               -------------------  -------------------
Net cash flow from financing activities                 1,384,026             396,445
                                               -------------------  -------------------
Net Increase (decrease) in cash                           306,695               7,552
Cash at beginning of period                                44,361              15,857
                                               -------------------  -------------------
Cash at end of period                            $        351,056   $          23,409
                                               ===================  ===================

SUPPLEMENTAL CASH FLOW INFORMATION:

       Interest Paid                           $           21,175   $             -
                                               ===================  ===================
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:

Common stock issued to satisfy liabilities     $           27,221  $              -
                                               ===================  ===================

   The accompanying notes are an integral part of these financial statements.

                           PALOMAR ENTERPRISES, INC.
                   NOTES TO UNAUDITED FINANCIAL STATEMENTS
                      FOR THE PERIOD ENDED March 31,2006
                   ---------------------------------------

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

NOTE B - PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

The Company is presently a licensed real estate broker and real estate developer.

NOTE C - GOING CONCERN UNCERTAINTY

The Company has been unable to generate sufficient operating revenues and has incurred cumulative operating losses of $12,723,572.

The Company has implemented a business plan to operate as a mortgage broker. However, the Company is dependent upon the available cash on hand and either future sales of securities or upon its current management and/or advances or loans from controlling shareholders or corporate officers to provide sufficient working capital.

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

2. Principles of consolidation
   ---------------------------

     The consolidated financial statements include the accounts of the Company and its ninety nine percent interest in Blackhawk. All significant inter-company accounts and transactions have been eliminated.

   The Blackhawk fund is publicly traded on the OTC B.B. (BHWK). The financials of Palomar are inclusive of all activity of The BlackHawk Fund, as well as Palomar Enterprises, on a consolidated basis. This includes all revenue, expenses, losses and operations.

3. Research and development expenses
   ---------------------------------
     Research and development expenses are charged to operations as incurred. There were no research and development costs incurred in the period ending March 31, 2006.

4. Advertising expenses
   --------------------

     Advertising and marketing expenses are charged to operations as incurred. Advertising expenses for the period ending March 31, 2006 was $74,121 and in 2005 $8,970.

5. Revenue recognition
   -------------------

     The Company generates revenue from the sale of real estate, brokerage commissions, rental properties and mortgage loan originations. Revenues from real estate sales and commissions are recognized on execution of the sales contract. Rental and restaurant income is recognized in the period earned. The Company records gross commissions on the sales of properties closed. The Company pays the broker of record five percent of all transactions and 100 percent of personal sales. This is in accordance with standard procedures. The Company compensates its independent agents on a sliding scale between 70 and 80 percent based on productivity.

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

     As of March 31, 2006, the deferred tax asset is related solely to the Company's net operating loss carryforward and is fully reserved.


7. Earnings (loss) per share
   -------------------------

     Basic earnings (loss) per share are computed by dividing the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2006, the Company's outstanding warrants are considered anti-dilutive.

     On July 5 2005, the Company declared a 1,000 to one reverse stock split of its common stock. All stock numbers presented in the financial statements have been retroactively restated to reflect this reverse split.

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

9. Additional Funding

     During the quarter ended March 31, 2006 the company completed two agreements for financing. The first provides a credit line up to 500,000 from a bank with interest only. At March 31 2006 307,000 was due and was used principly for and acquisition of property to be resold. The second provides for convertible debt financing equal to 1.35 million of which 500,000 was owed at March 31, 2006. The notes bear interest at 6% due March 2009.The agreement also grants warrants equal to 36,000,000 shares of common stock.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------
The Company adopted SFAS No. 142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

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

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methodsof transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on our financial position or results of operations as we have not elected to change to the fair value based method of accounting for stock-based employee compensation.

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

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, notes receivable, accounts payable, accrued liabilities and notes payable, as applicable, approximates fair value due to theshort-term nature of these items. The fair value of the related party notes payable cannot be determined because of the Company's affiliation with the parties with whom the agreements exist. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

NOTE F - RELATED PARTY TRANSACTIONS

 Company pays consulting fees to the two officer's companies for management services. The consulting fees totaled 216,677 as of March 31, 2006. The Company is also a 50% joint venture partner with one of its shareholders in a property. All expenses are divided equally.


NOTE G - INCOME TAXES

As of December 31, 2005, the Company had a net operating loss carryforward of approximately $9,230,000 to offset future taxable income. These carryforwards expire in 2019 to 2024. Other than the increase in the valuation allowance the Company's income tax expense (benefit) for the years ended December 31, 2005 and 2004 did not differed significantly from statutory rate.

NOTE H - PROPERTY

Property and equipment consisted of the following at March 31, 2006:


Building                              $1,395,612
Office equipment                          19,510
Building held for sale                   625,083                                     -----------
         Total                         2,040,205
Less: Accumulated depreciation           (57,241)
                                      -----------
Property & equipment, net             $1,982,964
                                      ==========

Assets are being depreciated from five to forty years using the straight line method.

NOTE I - NOTES PAYABLE AND BANK LINE OF CREDIT

Notes payable and bank line of credit at March 31, 2006 are comprised of the following:

Note payable to lending institution, original balance of $980,000, interest at 7.5% per annum. Requires monthly principal and interest payments of 6,852 through 2034. Collateralized by building.
$823,898

Convertible debentures payable to investor group, original balance of 325,000, interest at 8% per annum, interest payable quarterly. Principal and accrued interest are convertible at any time at the rate of 80% of the average three lowest closing bid prices of the twenty trading days immediately preceding the conversion, limited to a maximum of 4.99% of the total outstanding common stock on the date conversion. Principal was due July and August 2005.


Convertible debentures payable to an investor        $  325,000
group, interest at 8% due March 2009.

Mortgage Payable secured by property Interest at        500,000
one over prime interest only for the first ten
years then amortized over 360 months.

Credit line from a bank up to 500,000 interest only     496,000
at one percent over prime.                           ----------

                                             Total   $2,451,966

                              Less current portion     (854,927)
                                                    -----------
                           Total long-term portion  $  1,597,039
                                                     ===========

NOTE J - LEASES

Our lease at 120 Birmingham Dr. # 110-G Cardiff, CA. 92007 costs $875 per month. We are also a party to a lease agreement with Ikon Financial Services. We lease a copier from Ikon Financial Services for a price of $445 per month.

NOTE K - LITIGATION

The Company has been notified that it is a defendant in a lawsuit alleging improper valuations on a property. The Company's insurance carrier has been notified. The Company intends to vigorously defend the action and does not forsee any possibility of any material impact on it's financials.

NOTE L - SUBSEQUENT EVENTS

(1) In May, 2006 The Company received gross funding of $400,000 from an investor group, pursuant to the subscription agreement referred to in NOTE D-9

(2) On April 1st, The Company received $35,750 related to a sale of a property, which has been recorded as revenue in the 2nd quarter.

Item 2.	Management's Discussion and Analysis or Plan of Operations.
-------------------------------------------------------------------
Forward-Looking Information
---------------------------
Much of the discussion in this Item is "forward looking" as that term is used in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

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

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-QSB to be accurate as of
the date hereof.  Changes may occur after that date.   We will not update
that information except as required by law in the normal course of its public disclosure practices. Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended, December 31, 2005.

Management's Plan of Operations.
-------------------------------
Current Business Plan
---------------------
Overview

We provide brokerage services in the real estate market. Our core business consists primarily of two areas:

- assisting clients with the sale and purchase of residential real estate, and
- providing the mortgage loan origination to finance the property.

In addition, we locate undervalued properties to purchase and re-sell at higher prices. Some of these properties require cosmetic improvement, while others may be turned around for immediate re-sale. These properties are often identified by our agents in the field, which are evaluated to determine the potential profitability.

Mortgage Origination

Our mortgage lending services is focused on residential properties, primarily located near the coast in San Diego, California. These properties generally demand a higher purchase price, which yields higher commissions. These coastal properties are also in greater demand than inland properties and provide more turn-around and activity than less attractive markets. During the year ended December 31, 2005, the average home in this market sold for approximately $600,000.

We focus primarily on offering mortgage products to borrowers who generally satisfy the credit, documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers, such as Fannie Mae and Freddie Mac (referred to as conforming loans).

Our mortgage loan origination business is comprised of two mortgage officers. We broker the loans we originate to third party lenders. In 2005, we placed 90% of the mortgages we brokered with three particular lenders to receive the highest level of execution.

In 2005, approximately 70% of the loans that we originated related to the purchase of residential property and approximately 30% were refinances of existing mortgages. All of the loans we originated were secured by owner-occupied properties.

We broker a broad range of mortgage products that include both fixed-rate loans and adjustable-rate loans, or ARMs. In addition, these products are available at different interest rates and with different origination and application points and fees depending on the particular borrower's risk classification. Borrowers may choose to increase or decrease their interest rate through the payment of different levels of origination fees. The maximum loan amount is generally $800,000 with a loan-to-value ratio of up to 80%. We do, however, broker larger loans with higher loan-to-value ratios through special jumbo programs offered by lenders. During 2005, the average loan amount was approximately $450,000.

We have established relationships with several lending institutions and banks to provide the financing for home loan originations. These institutions require us to go through an application process in order to be approved to offer their loan products. The application process includes background checks on us and our officers, as well as an examination of our financial statements. Once approved, we may offer the loans provided by these institutions. We receive a commission paid by the client for the origination of the loan, which typically ranges from 1% to 3% of the loan value. The banks and institutions that Palomar has been approved to work with are: World Savings Bank, Flagstar Bank, Countrywide Home Loans, Commonwealth, Provident Funding and Downey savings. None of these relationships are essential to our operations as mortgage loans are a commodity. We believe that in the event of the termination of the arrangement with any of these financial institutions, it would be relatively easy to establish relationship with other institutions.

Real Estate Brokerage

We currently have six independent real estate agents who work out of offices in Carlsbad, California. The majority of business is conducted in Southern California, with an emphasis on coastal properties. Revenue is derived by commissions earned from the sale or purchase of residential properties, as well as from commissions earned from the origination of mortgage loans. These commissions range from 1.5% to 6%, depending upon the services provided to the client. We offer a discounted commission program of 1.5% to clients, which allows us to compete with the larger, more established real estate firms.

We encourage our real estate clients to utilize our in-house lending services for their home loan. This allows us to generate commissions from the purchase of the property as well as the loan provided to the client.

In order to attract new business, we invest our resources into several marketing programs. We send direct mail on behalf of every agent to a pre-determined sector referred to as "farms". These mail pieces are post card size and provide specific information relating to the agent's name, contact number and services offered. The agents pick their farm area to prevent overlap from other agents in the office. We send a minimum of 1,000 cards per agent per month. In addition to direct mail, we take out display ads in the two largest newspapers in San Diego, The Tribune and The North County Times. These ads list the properties currently in inventory for sale by our agents, as well as information regarding mortgage loan rates made available by us. Potential clients may call the specific agent listing the property or offering mortgage loan services to receive additional information. Though we have employed other forms of advertising such as the Yellow Pages, on-line publications and print media, most of the new business generated comes from the mailers and newspaper ads.


Results of Operations
---------------------
Continuing operations
---------------------
Revenue
-------
Three months ended March 31, 2006 compared to the three months ended March 31, 2005. Total revenues were at $174,704 for the three months ended March 31, 2006 compared to $86,565 for the prior period, an increase of 102% percent. Our gross profit for the three months ended March 31, 2006 compared to 2005 increased to ($76,465) from $26,176. Gross margin as a percentage of sales increased to (.44%) percent in 2006 from 30% in 2005.

Total operating expenses for the three months ended March 31, 2006 compared to 2005 decreased by $372,010 to $533,346 from $905,356 in the prior period. Operating loss of $456,881 in 2006 compared to $879,180 for the prior period. Interest expense, net for the three months ended March 31, 2006 was $28,450 as compared to the same period of $28,925.

Net loss fOr for the three months ended March 31, 2006 was $481,705 compared to a net loss of $757,975 for the same period in 2005.

Liquidity and Capital Resources
-------------------------------
As of March 31, 2006, we had a deficiency in working capital of $547,623.

Cash used in investing activities totaled $625,083, used for property, plant and equipment, and note payable reductions.

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

Stock-Based Compensation
-------------------------
In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123-Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements.
The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002. We elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

Recent Accounting Pronouncements
--------------------------------
In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the
Company.
In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS 152). The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for
(a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005 with earlier application encouraged. We do not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

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

Off-Balance Sheet Arrangements.
------------------------------
We do not have any off-balance sheet arrangements.

Item 3.	Controls and Procedures.
--------------------------------
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

                        PART II - OTHER INFORMATION
                        ===========================

Item 1.	Legal Proceedings.
-------------------------
The Company has been notified that it is a defendant in a lawsuit alleging improper valuations on a property. The Company's insurance carrier has been notified. The Company intends to vigorously defend the action and does not forsee any possibilityof any material impact on it's financials.


Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
-------------------------------------------------------------------
None.

Item 3. Defaults Upon Senior Securities.
---------------------------------------
None.

Item 4. Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------
None.

Item 6.	Exhibits.
-----------------

Exhibit No.	Identification of Exhibit
-----------     -------------------------
3.1**	        Articles of Incorporation.
3.2**	        Articles of Amendment to Articles of Incorporation.
3.3**	        Articles of Amendment to Articles of Incorporation
3.4**	        Certificate of Change.
3.5**	        Certificate of Correction to the Certificate of Change.
3.6**	        Certificate of Amendment to the Certificate of Designation
                for the Series B Preferred Stock.
3.7**	        Certificate of Designation for the Series A Preferred Stock.
3.8**	        Certificate of Designation for the Series C Preferred Stock.
3.9**	        Bylaws.
10.1**	        Steven Bonenberger Employment and Stock Purchase Agreement.
10.2**	        Brent Fouch Employment and Stock Purchase Agreement.
10.3**	        Joint Venture Agreement with Prize Pizza, LLC
10.4**	        Joint Venture Agreement with K&S Family Entertainment.
10.5**	        Purchase Agreement dated November 9, 2004, between Robert C.
                Simpson and Palomar Enterprises, Inc.
14**	        Code of Ethics
21**	         Subsidiaries.
31.1*	        Certification of Steven Bonenberger, President, Director and
                Chief Executive Officer of Palomar Enterprises, Inc., pursuant to
                18 U.S.C. 1350, as adopted pursuant to 302 of the Sarbanes-Oxley
                Act of 2002.
31.2*	        Certification of Brent Fouch, Treasurer, Chief Financial Officer
                and Director of Palomar Enterprises, Inc., pursuant to 18 U.S.C.
                Sec. 1350, as adopted pursuant to Sec. 302 of the Sarbanes-Oxley
                Act of 2002.
32.1*	        Certification of Steven Bonenberger, President, Director and
                Chief Executive Officer of Palomar Enterprises, Inc., pursuant to
                18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the
                Sarbanes-Oxley Act of 2002.
32.2*	        Certification of Brent Fouch, Treasurer, Chief Financial Officer
                and Director of Palomar Enterprises, Inc., pursuant to 18 U.S.C.
                Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley
                Act of 2002.

__________
*    Filed herewith.
**  Previously Filed

                                    SIGNATURES
                                    ==========
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Palomar Enterprises, Inc.
Dated: May 10,2006                      By /s/ Steve Bonenberger
                                        ------------------------------------
	                                Steve Bonenberger, President,
                                        Chief Executive Officer and Director