Form 10QSB
period 2006-06-30
PALOMAR ENTERPRISES INC
filed 2006-08-11
CIK 1082822

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

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

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and 2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes [ ] No

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: As of July 18, 2006, the issuer had 30,298,608 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ } No [X]

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                      3
Consolidated Balance Sheet as of June 30, 2005 unaudited)                    3-4
Consolidated Statement of Operations for the three and six months ended
June 30, 2005 and 2004 (unaudited)                                  5
Consolidated Statement of Cash Flows for the six months ended June 30, 2005
and 2004 (unaudited)                                          6-7
Notes to Consolidated Financial Statements (unaudited)                        8

Item 2. Management's Discussion and Analysis or Plan of Operation                   20

Item 3. Quantitative and Qualitative Disclosures of Market Risk                                                                    24

Item 4. Controls and Procedures                                           24

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                              25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                    25

Item 3. Defaults Upon Senior Securities                                                                                                              25

Item 4. Submission of Matters to a Vote of Security Holders                                                                          25

Item 5. Other Information                                                                                                                                       25

Item 6. Exhibits                                                                                                                                                        26

SIGNATURES                                                                                                                                                         26

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

Palomar Enterprises, Inc.
Consolidated Balance Sheet
as of June 30, 2006
(unaudited)

June 30,
2006
ASSETS:

Cash	$1,182,459
Prepaids and other current assets	0
Total current assets	1,182,459
Other assets	86,236
Property, plant and equipment, net of accumulated depreciation of $65,330	2,978,375
Goodwill	377,249

TOTAL ASSETS	$4,624,318

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$13,990
Accrued expenses	55,556

Current portion of notes payable	1,350,927
Total current liabilities	1,420,473

Notes payable, long term	2,095,962

TOTAL LIABILITIES	3,516,435

MINORITY INTEREST	27,566

The accompanying notes are an integral part of these financial statements.

Palomar Enterprises, Inc.
Consolidated Balance Sheet, continued
As of June 30, 2006
(unaudited)

June 30
2006
STOCKHOLDERS' EQUITY:
Preferred stock, $0.00001 par value, 10,000,000 shares
authorized, no shares issued or outstanding	-
Series A preferred stock, $0.00001 par value, 10,000,000 shares
authorized, 9,000,000 shares issued and outstanding	90
Series B preferred stock, $0.00001 par value, 50,000,000 shares
authorized, 33,000,000 shares issued and outstanding	330
Series C preferred stock, $0.00001 par value, 30,000,000 shares
authorized, no shares issued or outstanding	- -
Common stock, $0.00001 par value, 25,000,000,000 shares
authorized, 29,678,758 shares issued and outstanding	297
Shares not yet earned	(567,480)
- -
Additional paid-in capital	14,959,500
Accumulated deficit	(13,312,420)

Total stockholders' equity	1,080,317

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,624,318

The accompanying notes are an integral part of these financial statements.

Palomar Enterprises, Inc.
Consolidated Statements of Operations
For the Three Months and Six Months Ended June 30, 2006 and 2005
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenue	$204,0129	$198,8196	$378,716	$285,3844
Cost of goods sold	100,3416	161,196	198,580	221,5850

Gross profit	103,671	37,6236	180,136	63,7994

Operating expenses:
General and administrative	256,347	162,9001	426,0102	833,3624
Facilities and rent	23,766	16,4150	42,6346	29,2467
Consulting, legal and professional	121,640	110,8911	197,3342	323,2726
Payroll and related costs	223,219	15,9722	492,3404	25,6547
Total operating expenses	624,971	306,1784	1,158,317	1,211,5344

Loss from operations	(521,300)	(268,555)	(978,181)	(1,147,735)

Other income or (expense)
Interest expense	(70,845)	(22,278)	(99,295))	(51,203)
Minority interest in net loss/jv loss other	3,298	147,0515	6,9241	297,181
Total other income or (expense)	67,547	1247734	(92,371)8	245,978

(Loss) before provision for taxes	(588,847)	(143,782)	(1,070,552)	(901,757)

Provision for income taxes	-	-	-	-

Net (loss)	$(588,847)	$(143,782)	$(1,070,552)	$(901,757)

Weighted average number of
common shares outstanding - basic and fully diluted	27,832,604	930,0160	27,601,686	478,052

Net (loss) per share - basic and fully diluted	$(.02)	$(0.152)	$(.04)	$(1.89)

The accompanying notes are an integral part of these financial statements.

Palomar Enterprises, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2006 and 2005
(unaudited)

	For the Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities
Net (loss) for the period	$(1,070,552)	$(901,757)
Minority interest in net loss	1,803	(297,181)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	16,178	15,300
Common stock issued for services	58,150	639,022
Common stock issued to officers	-	-
Changes in operating assets and liabilities:
Decrease in inventory	-	-
(Increase) decrease in prepaid expenses/other	(6,169)	16,451
	-
Increase in accounts payable and accrued expenses	(55,089)	52,440
Net cash (used) by operating activities	(1,055,679)	(475,725)

Cash flows from investing activities
Purchase of property and equipment	(625,083)	(10,621)
Purchase of notes receivable	-
Net cash (used) by investing activities	(625,083)	(10,621)

Cash flows from financing activities
Proceeds from note payable/net of repayments	1,275,596 -
Payments on note payable	-	(9,411)
Proceeds from sale of common stock/stock subscribed	1,543,264	35,500
Proceeds from exercise of stock options	/ -	474,827
Net cash provided by financing activities	2,818,860	500,916

Net increase in cash	1,138,098	14,570
Cash - beginning	44,361	15,857
Cash - ending	$1,182,459	$30,427

The accompanying notes are an integral part of these financial statements.

Palomar Enterprises, Inc
Consolidated Statements of Cash Flows, continued
For the Six Months Ended June 30, 2006 and 2005
(unaudited)
	For the Six Months Ended
	June 30,
	2006	2005

Supplemental disclosures:
Interest paid	$43,739		$22,505
Income taxes paid	$-		$-

Non-cash investing and financing activities:
Common stock issued for services	$58,150		$639,022
Property acquired under note payable	$-	$
Common stock issued to officers	$-	$
Common stock issued to acquire sixty percent interest
in Prize Pizza, Inc.	$-	$

The accompanying notes are an integral part of these financial statements.

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

NOTE C - GOING CONCERN UNCERTAINTY

The Company has been unable to generate sufficient operating revenues and has incurred cumulative operating losses of $13,312,419.

The Company has implemented a business plan to operate as a mortgage broker and real estate developer- However, the Company is dependent upon the available cash on hand and either future sales of securities or upon its current management and/or advances or loans from controlling shareholders or corporate officers to provide sufficient working capital.

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

2.  Principles of consolidation

The consolidated financial statements include the accounts of the Company and its ninety nine percent interest in The Blackhawk Fund. . All significant inter-company accounts and transactions have been eliminated. The Blackhawk Fund is a publicly traded company on the OTCB.B. (BHWK). The financials of Palomar are inclusive of all activity of the Blackhawk Fund and Palomar Enterprises, on a consolidated basis. This includes all revenue, expenses, losses and operations.

3. Goodwill

The Financial Accounting Standard Board (“FASB”) recently issued Statements of Financial Accounting Standards Nos. 141 “Business Combinations”, 142 “Goodwill and Other Intangible Assets” and 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. (:SFAS 141”, “SFAS 142” and “SFAS 144”). All of these pronouncements are effective for fiscal years beginning after December 31, 2001. Under SFAS 141, a company must use the purchase method of accounting for all business acquisitions. SFAS 142 requires a company to periodically evaluate for impairment (as opposed to amortize) goodwill and intangible assets.

Goodwill resulting from the acquisition of The Blackhawk Fund (:Blackhawk”) accounted for as a purchase. The Company follows SFAS No. 142 and as such, will test the goodwill balance for impairment at least on an annual basis. Such analysis will be based upon the expected future cash flows of Blackhawk. There was $-0- and $-0- as impairment of goodwill as of June 30, 2006 and 2005.

4.  Research and development expenses

Research and development expenses are charged to operations as incurred. There were no research and development costs incurred in the six month periods ending June 30, 2006 and 2005.

5.  Advertising expenses

Advertising and marketing expenses are charged to operations as incurred. Advertising expenses for the six month periods ending June 30, 2006 and 2005 was $171,696 and $29,267, respectively.

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

As of June 30, 2006, the deferred tax asset is related solely to the Company's net operating loss carry forward and is fully reserved.

8.	Earnings (loss) per share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2006, the Company's outstanding warrants are considered anti-dilutive.

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

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

NOTE F - RELATED PARTY TRANSACTIONS

The Company pays consulting fees to entities owned by two senior officers and directors of the Company for management services rendered to Palomar and to The Blackhawk Fund. During the six month periods ended June 30, 2006 and 2005, the Company paid 438,607 and 160,100 respectively. The company is also a 50% joint venture partner with one of its shareholders in property. All expenses are divided equally

NOTE G - INCOME TAXES

As of December 31, 2005 the Company had a net operating loss carryforward of approximately $9,230,000 to offset future taxable income. These carryforwards expire in 2019 to 2024. Other than the increase in the valuation allowance the company’s income tax expense (benefit) for the year ended December 31 2005 did not differ from statutory rate.

NOTE H - PROPERTY

Property and equipment consisted of the following at June 30, 2006:

Building	$ 1,395,612
Office equipment	19,510
Buildings Held For Sale	1,628,583
Less: Accumulated depreciation	(65,330)
Property & equipment, net	$ 2,978,375

Assets are being depreciated from five to forty years using the straight line method, with the exception of buildings held for sale which are not being depreciated..

NOTE I - NOTES PAYABLE AND BANK LINE OF CREDIT

Notes payable and bank line of credit at June 30, 2006 are comprised of the following:

Note payable to lending institution, original balance of $980,000, interest at 7.5% per annum. Requires monthly principal and
interest payments of 6,852 through 2034. Collateralized by building.                    $  818,757

Convertible debentures payable to investor group, original balance interest at 6% per annum, interest payable quarterly.
Principal due March 2009.                                                  500,000

Credit line from a bank up to $500,000 interest only at one per cent over prime                307,132

Promissory note to a bank, amortized over 30 years interest at 7.875%
interest only for ten years, collateralized by property                                                                                           496,000

Promissory note assumed in conjunction with property interest only at 7.85%
Amortized over 30 years                                                                                                                                          1,000,000

Convertible debentures payable to investor group, interest at 8% per annum, interest
Payable quarterly. Principal and accrued interest are convertible at any time at a rate
Of 80% of their average three lowest closing bid prices of the twenty trading days
Immediately preceeding the conversion, limited to a maximum of 4.99% of the total
Outstanding common stock on the date conversion. Principal was due July and
August 2005.                                                                                                                                                               325,000

                                                                                                                                               Total                            3,446,889
                                                                                     Less current portion                            1,350,927
                                                                                                       Long term                           2,095,962

NOTE J - COMMON STOCK TRANSACTIONS

During the six months ended June 30 2006 the Company issued 2,480,000 shares of it s common stock.   Of the 2,480,000, 1,880,000 were issued for services at prices between .025 cents and .085 cents with the balance pursuant to stock subscription agreements.

NOTE K- LEASES- Our lease in Cardiff, California costs $875 per month. Our lease for a copier is at $445 per month.

NOTE L - SUBSEQUENT EVENTS

In July 2006, the company purchased residential real estate to improve and sell. The purchase price was $138,000.

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

MANAGEMENT'S PLAN OF OPERATIONS.

CURRENT BUSINESS PLAN

Our current business plan is buying, renovating and selling residential real estate properties, residential real estate sales, and mortgage brokerage services. As part and parcel of that we also look for land opportunities and development. We currently employ three full time employees. We also have six full time licensed real estate agents and licensed mortgage brokers.

RESULTS OF OPERATIONS:

Three months ended June 30, 2006 compared to the three months ended June 30, 2005:

Total net sales and revenue were at $204,012 for the three months ending June 30, 2005 compared to $ 198,819 for the prior period. This represents an increase of 3 percent.

Our gross profit for the three months ended June 30, 2006 compared to 2005 increased to $103,671 from $37,623.

Gross margin percentage of sales increased to 51 percent in 2006 compared to 18.9 percent in 2005.

Total operating expenses for the three months ended June 30, 2006 were $624,971 compared to $306,178 for the same period in 2005.

Net loss for the period ending June 30, 2006 was $(588,847) compared to a net loss for the prior period in 2005 which was$(143,872). This represents a increase in net loss of $($444,975) for the period ending June 30, 2005 that represents a increase of approximately 309 percent.

Interest expense, net for the three months ending June 30, 2006 was $70,845 The interest expense for the prior period in 2005 was $22,278. This represents an increase of $48,567 which is an increase of approximately 218 percent for 2006.

Six months ended June 30, 2006 compared to the six months ended June 30, 2005.

Total net sales and revenues were at $378,716 for the six months ended June 30, 2006 compared to $285,384 for the prior period, a increase of 25 percent.

Our gross profit for the six months ended June 30, 2006 compared to 2005 increased to $180,136 from $63,799 Gross margin as a percentage of sales increased to 48 percent in 2006compared to 22% in 2005.

Total operating expenses for the six months ended June 30, 2006 were $1,158,317 compared to 2005, which were $1,211,534.

Net loss was ($1,070,552 for six-month period ending June 30, 2005, compared to a loss of ($901,757 for the same period in 2005.

Interest expense, net for the six months ended June 30, 2006 was $99,295 compared to 51,203.

LIQUIDITY AND CAPTIAL RESOURCES:

As of June 30, 2006 we had a deficiency in working capital of $168,468.

Cash used by investing activities totaled $625,083, used for property, plant and equipment for the six months ending June 30, 2006.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risks and other factors set forth and discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2005 and our initial registration statement on Form SB-2, which could materially affect our business, financial condition or future results. Our projected risks, as outlined in both our Annual Report and registration statement on Form SB-2 have not substantially or materially changed and are, therefore, not restated here. These risks may not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

None
ITEM 6. EXHIBITS.

EXHIBIT
NUMBER ESCRIPTION OF EXHIBIT

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
Dated: August 8, 2006
By /s/ Steve Bonenberger
Steve Bonenberger, President, Chief
Executive Officer and Director

By: /s/ Brent Fouch
Brent Fouch, Treasurer, Chief
Financial Officer and Director