Form 10QSB
period 2006-09-30
PALOMAR ENTERPRISES INC
filed 2006-11-14
CIK 1082822

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

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

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and 2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: As of November 2, 2006, the issuer had 40,341,643 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ } No [X]

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.......................................................................................................................................3
Consolidated Balance Sheet as of September 30, 2006 (unaudited).....................................................3-4
Consolidated Statement of Operations for the three and nine months ended
September 30, 2006 and 2005 (unaudited)................................................................................................5
Consolidated Statement of Cash Flows for the nine months ended September 30, 2006 and 2005 (unaudited)...................................................................................................................................6-7

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

Palomar Enterprises, Inc.
Consolidated Balance Sheet

	September 30,2006	December 31,
	(unaudited)	2005
ASSETS:

Cash	$ 432,100	$ 44,361
Prepaids and other current assets	15,370	80,067
Total current assets	447,470	124,428
Other assets	89,942	-
Property, plant and equipment, net 3,091,579		1,365,970
Goodwill	377,249	377,249

TOTAL ASSETS	$ 4,006,240	$ 1,867,646

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	8,207	6,080
Accrued expenses	102,225	118,555

Current portion of notes payable	2,153,459	368,389
Total current liabilities	2,263,891	493,024

Notes payable, long term	2,099,050	802,934

TOTAL LIABILITIES	4,362,941	1,295,958

MINORITY INTEREST	30,991	29,369

The accompanying notes are an integral part of these financial statements.

Palomar Enterprises, Inc.
Consolidated Balance Sheet, continued

	September 30, 2006	December 31,
	(Unaudited)	2005
STOCKHOLDERS' EQUITY:
Preferred stock, $0.00001 par value, 10,000,000 shares
authorized, no shares issued or outstanding -		-
Series A preferred stock, $0.00001 par value, 10,000,000 shares
authorized, 9,000,000 shares issued and outstanding	90	90
Series B preferred stock, $0.00001 par value, 50,000,000 shares
authorized, 33,000,000 shares issued and outstanding 330		330
Series C preferred stock, $0.00001 par value, 30,000,000 shares
authorized, no shares issued or outstanding -		-
Common stock, $0.00001 par value, 25,000,000,000 shares
authorized, 40,341,643 and 27,218,758 shares		9
issued and outstanding 403		273
Shares not yet earned	(567,480)	(1,243,894)
Additional paid-in capital	14,248,953	14,027,387
Accumulated deficit	(14,069,989)	(12,241,867)

Total stockholders' (deficit) equity	(387,693)	542,319

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 4,006,239	$ 1,867,646

The accompanying notes are an integral part of these financial statements.

Palomar Enterprises, Inc.
Consolidated Statements of Operations
For the Three Months and Nine Months Ended September 30, 2006 and 2005
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenue	$233,461	$142,194	$612,177	$427,577
Cost of goods sold	191,344	96,012	389,924	317,597

Gross profit	42,117	46,182	222,253	109,980

Operating expenses:
General and administrative	467,539	123,875	893,549	957,237
Facilities and rent	36,616	17,491	79,249	46,737
Consulting, legal and professional	53,796	284,759	251,130	608,031
Payroll and related costs	215,701	17,653	708,041	43,307
Total operating expenses	773,652	443,778	1,931,969	1,655,312

Loss from operations	(731,535)	(397,596)	(1,709,716)	(1,545,332)

Other income or (expense)
Interest expense	(27,238)	(29,218)	(126,533)	(80,421)
Minority interest in net loss/jv loss other	1,203	30,946	8,127	328,127
Total other income or (expense)	(26,035)	1,728	(118,406)	247,706

(Loss) before provision for taxes	(757,570)	(395,868)	(1,828.122)	(1,297.626)

Provision for income taxes	-	-	-	-

Net (loss)	$(757,570)	$(395,868)	$(1,828,122)	$(1,297,626)

Weighted average number of
common shares outstanding - basic and fully diluted	35,375,307	1,137,859	30,749,661	2,650,438

Net (loss) per share - basic and fully diluted	$(0.02)	$(0.35)	$(0.06)	$(1.89)

The accompanying notes are an integral part of these financial statements.

Palomar Enterprises, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2006 and 2005
(unaudited)

	For the Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities
Net (loss) for the period	$(1,828,122)	$(1,297,626)
Minority interest in net loss		(328,127)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	24,266	24,804
Common stock issued for services	95,525	704,672
Common stock issued to officers	-	-
Changes in operating assets and liabilities:
Decrease in inventory	-	-
(Increase) decrease in prepaid expenses/other	(25,245)	22,459
	-
Increase (decrease)in accounts payable and accrued expenses	(14,203)	31,540
Net cash (used) by operating activities	(1,747,779)	(842,278)

Cash flows from investing activities
Purchase of property and equipment	(625,083)	(493,946)
Minority interest in real estate j/v	1,622	26,263
Net cash (used) by investing activities	(623,461)	(467,683)

Cash flows from financing activities
Proceeds from note payable/net of repayments	1,860,869	431,100
Payments on note payable	-	(17,155)
Proceeds from sale of common stock/stock subscribed	898,110	440,496
Proceeds from exercise of stock options	-	474,827
Net cash provided by financing activities	2,758,979	1,329,268

Net increase in cash	387,739	284,335
Cash - beginning	44,361	142,893
Cash - ending	$432,100	$427,228

The accompanying notes are an integral part of these financial statements.

Palomar Enterprises, Inc
Consolidated Statements of Cash Flows, continued
For the Nine Months Ended September 30, 2006 and 2005
(unaudited)

	2006	2005

Supplemental disclosures:
Interest paid	$67,877	$54,286
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Common stock issued for services	$95,525	$704,672
Property acquired under note payable	$-	$-
Common stock issued to officers	$-	$-
Common stock issued to acquire sixty percent interest
in Prize Pizza, Inc.	$-	$-

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

NOTE C - GOING CONCERN UNCERTAINTY

The Company has been unable to generate sufficient operating revenues and has incurred cumulative operating losses of $14,069,989.

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

Goodwill resulting from the acquisition of The Blackhawk Fund (:Blackhawk”) accounted for as a purchase. The Company follows SFAS No. 142 and as such, will test the goodwill balance for impairment at least on an annual basis. Such analysis will be based upon the expected future cash flows of Blackhawk. There was $-0- and $-0- as impairment of goodwill as of September 30, 2006 and 2005.

4.  Research and development expenses

Research and development expenses are charged to operations as incurred. There were no research and development costs incurred in the nine month periods ending September 30, 2006 and 2005.

5.  Advertising expenses

Advertising and marketing expenses are charged to operations as incurred. Advertising expenses for the six month periods ending September 30, 2006 and 2005 was $355,784 and $37,453, respectively.

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

The Company also realizes revenue from its subsidiary, The Blackhawk Fund, from existing consulting services and a sale of property.

7.	Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

As of September 30, 2006, the deferred tax asset is related solely to the Company's net operating loss carry forward and is fully reserved.

8.	Earnings (loss) per share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2006, the Company's outstanding warrants are considered anti-dilutive.

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

NOTE F - RELATED PARTY TRANSACTIONS

The Company pays consulting fees to entities owned by two senior officers and directors of the Company for management services rendered to Palomar and to The Blackhawk Fund. During the nine month periods ended September 30, 2006 and 2005, the Company paid $618,607 and 197,000 respectively. The company is also a 50% joint venture partner with one of its shareholders in property. All expenses are divided equally

NOTE G - INCOME TAXES

As of December 31, 2005 the Company had a net operating loss carryforward of approximately $9,230,000 to offset future taxable income. These carryforwards expire in 2019 to 2024. Other than the increase in the valuation allowance the company’s income tax expense (benefit) for the year ended December 31 2005 did not differ from statutory rate.

NOTE H - PROPERTY

Property and equipment consisted of the following at September 30, 2006:

Building	$ 1,395,612
Office equipment	25,802
Buildings Held For Sale	1,743,583
Less: Accumulated depreciation	(73,418)
Property & equipment, net	$ 3,091,579

Assets are being depreciated from five to forty years using the straight line method, with the exception of buildings held for sale which are not being depreciated..

NOTE I - NOTES PAYABLE AND BANK LINE OF CREDIT

Notes payable and bank line of credit at September 30, 2006 are comprised of the following:

Note payable to lending institution, original balance of $980,000, interest at 7.5% per annum.
Requires monthly principal and interest payments of 6,852 through 2034. Collateralized by building.                                     $ 813,520

Convertible debentures payable to investor group, original balance interest at 6% per annum,
interest payable quarterly. Convertible at maximum monthly amounts, balance no later than March 2009                              1,310,500

Credit line from a bank up to $500,000 interest only at one per cent over prime                                                                               307,489

Promissory note to a bank, amortized over 30 years interest at 7.875% interest only for ten years,
collateralized by property                                                                                                                                                                          496,000

Promissory note assumed in conjunction with property interest only at 7.85% amortized over 30 years                                 1,000,000

Convertible debentures payable to investor group, interest at 8% per annum, interest payable quarterly.
Principal and accrued interest are convertible at any time at a rate of 80% of their average three lowest closing bid prices of the twenty trading days immediately preceeding the conversion, limited to a maximum of 4.99% of the total outstanding common stock on the date conversion. Principal was due July and
August 2005.                                                                                                                                                                                               325,000

                                                                                                                                                        Total                                                   4,252,509
                                                                                                                        Less current portion                        2,153,459
                                                                                                                        Long term                                          2,099,050

NOTE J - COMMON STOCK TRANSACTIONS

During the nine months ended September 30 2006 the Company issued 13,122,885 shares of its common stock. Of the total, 7,630,000, were issued for services at prices between .0065 cents and .025 cents with the balance pursuant to stock subscription agreements.

NOTE K- LEASES

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

RESULTS OF OPERATIONS:

Three months ended September 30, 2006 compared to the three months ended September 30, 2005:

Total revenue was $233,461 for the three months ending September 30, 2006 compared to $ 142,194 for the prior period. This represents an increase of 39.1 percent.

Our gross profit for the three months ended September 30, 2006 compared to 2005 decreased to $42,117 from $46,182.

Gross margin percentage of sales was 1.8 percent in 2006 compared to 32.5 percent in 2005.

Total operating expenses for the three months ended September 30, 2006 were $773,652 compared to $443,778 for the same period in 2005.

Net loss for the period ending September 30, 2006 was $(757,570) compared to a net loss for the prior period in 2005 which was$(395,868). This represents a increase in net loss of $($361,702) for the period ending September 30, 2005 that represents a increase of approximately 98 percent.

Interest expense, net for the three months ending September 30, 2006 was $27,238 The interest expense for the prior period in 2005 was $29,218. This represents a decrease of $1,980 which is a decrease of approximately 7 percent for 2006.

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

Total net sales and revenues were at $612,177 for the nine months ended September 30, 2006 compared to $427,577 for the prior period, a increase of 30 percent.

Our gross profit for the nine months ended September 30, 2006 compared to 2005 increased to $222,253 from $109,980 Gross margin as a percentage of sales increased to 36 percent in 2006compared to 26% in 2005.

Total operating expenses for the nine months ended September 30, 2006 were $1,931,969 compared to 2005, which were $1,655,312.

Net loss was ($1,828,122) for nine-month period ending September 30, 2006, compared to a loss of ($1,297,626) for the same period in 2005.

Interest expense, net for the nine months ended September 30, 2006 was $126,533 compared to 80,421.

LIQUIDITY AND CAPTIAL RESOURCES:

As of September 30, 2006 we had a deficiency in working capital of $1,816,421.

Cash used by investing activities totaled $623,461, used for property, plant and equipment for the nine months ending September 30, 2006.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

None
ITEM 6. EXHIBITS.

EXHIBIT <?xml:namespace prefix = o ns = "urn:schemas-microsoft-com:office:office" />
NUMBER        DESCRIPTION OF EXHIBIT

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
Dated: November 10, 2006
By /s/ Steve Bonenberger
Steve Bonenberger, President, Chief
Executive Officer and Director

By: /s/ Brent Fouch
Brent Fouch, Treasurer, Chief
Financial Officer and Director