Form 10KSB
period 2006-12-31
PALOMAR ENTERPRISES INC
filed 2007-03-27
CIK 1082822

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

COMMISSION FILE NO. 000-32829

PALOMAR ENTERPRISES, INC.
(Exact name of issuer as specified in its charter)

NEVADA                                     88-0470235
---------------------------------                  -----------------------
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)        Identification No.)

1802 N. CARSON STREET, NO. 212-275
CARSON CITY, NEVADA 89701
(Address of principal executive offices) (Zip Code)

(775) 887-0670
Registrant's telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, PAR VALUE $0.00001 PER SHARE
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, as defined in Rule 12b-2 of the Exchange Act.
Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [ X]

Indicate by check mark whether the registrant is a shell company (as defined By rule 12b-2 of the Securities Exchange Act) Yes [ ] No [ X ]

State issuer's revenues for its most recent fiscal year: $683,223.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of February 15, 2007 : $520,666

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 15, 2007:   523,048,758 shares of common stock.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check one):  Yes [_] No [X]

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .14

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION. . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

ITEM 7. FINANCIAL STATEMENTS . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .19

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . . . . . . .19

ITEM 8A. CONTROLS AND PROCEDURES. . . . . . . .. . . . . . . . . . . . . . . . . . . . . .  20

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT . 21

ITEM 10. EXECUTIVE COMPENSATION . . . . . . . . . . .  . . . . . . . . . . . . . . . .. . . . .. 22

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

PART I
======
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

We currently service the residential mortgage market. As a licensed real estate mortgage broker.

On May 16, 2003, the new board of directors elected the following officers:

NAME                                             OFFICE(S)
Steven Bonenberger                     President, Secretary and Chief Executive Officer

Brent Fouch                                   Chief Operating Officer and Treasurer

On November 29, 2004, we acquired control of Zanwell Inc., a Nevada corporation , by purchasing shares of the series A, series B and series C preferred stock of Zanwell. Zanwell’s business was the selling of higher end previously owned automobiles. On January 3, 2005, We changed the name to the Blackhawk Fund, our 99% owned subsidiary and have now entered the Media and Real Estate Development Business.

CURRENT BUSINESS PLAN

Our current business is buying, renovating and selling residential real estate properties, with providing residential real estate sales, listings and mortgage brokerage services. The Company actively seeks out foreclosed and financially distressed properties to purchase and re-sell. As part and parcel of that, we also look for land opportunities for development. We currently employ 4 full time employees. We also have 7 independent full time licensed real estate agents and licensed mortgage brokers.

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

CORPORATE OFFICES

Our executive office is located at 1802 N. Carson Street, Suite 212, Carson City, Nevada, 89701, telephone number (775) 887-0670.

EMPLOYEES

We have four full-time employees and two part-time employees as of December 31, 2006. We also have seven independent agents working for The Company. As we grow, we will need to attract an unknown number of additional qualified employees and independent agents. Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed. None of our employees are currently represented by a labor union. We expect to have a ready source of available labor to support our growth.

MARKETS AND MARKETING

We currently have the following operating divisions:

Financial Services Division, which focuses upon mortgage and home loan origination, real state sales and client services, and property acquisition and development. This division operates from the facility owned by us and located at 2585 Pio Pico Drive in Carlsbad, California. The division was established in the third fiscal quarter of 2004 and is currently operating and generating revenue. We currently have independent real estate agents and loan brokers.

Our goal is to double the work force of the Financial Services Division in the fiscal year 2007. For further reference, please visit www.thepalomargroup.com.

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

Business Development Division, which operates under our subsidiary, “The Blackhawk Fund”. This division develops and acquires businesses that have the highest potential profit margins and growth. The division recently signed an Agreement with Maximum Impact Television Group, of Carlsbad California to develop and market ten cable television shows. These shows will generate revenue through advertising sponsors looking to reach a target audience through the national airing of these television shows. The division currently holds two real estate properties for sale, which have been developed, improved and ready for sale.

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

- established a wholly-owned subsidiary which has commenced operations in the Media business, as well as completed the renovation of two real estate properties which are ready to be sold.

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

Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. During 2006 and 2005, our common stock was sold and purchased at prices that ranged from a high of $.03 to a low of $.0045 per share. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity because theprice for our common stock may suffer greater declines due to its price volatility.

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

ITEM 2. DESCRIPTION OF PROPERTY.

We lease office space at 1802 N. Carson Street, Suite 212, Carson City, Nevada, 89701. Our Carson Street lease costs $100 per month and is scheduled to expire on December 31, 2007. Our management team occupies office space at 120 Birmingham, Suite 120-C, Cardiff, California 92007. The Birmingham lease costs $950 per month and is scheduled to expire on December 31, 2007.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

PART II
=======

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is noted on the OTC Bulletin Board under the symbol "PLMIF.OB" These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

CALENDAR YEAR 2006	HIGH	LOW
First Quarter	.095	.03
Second Quarter	.03	.02
Third Quarter	.014	.03
Fourth Quarter	.0045	.013

CALENDAR YEAR 2005	HIGH	LOW
First Quarter	.04	.01
Second Quarter	.01	.01
Third Quarter	.01	.01
Fourth Quarter	.11	.01

As of February 1, 2007, we had 74,039,643 shares of our common stock outstanding. Our shares of common stock are held by approximately 600 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

The following table provides information about purchases by us and our affiliated purchasers during the quarter ended December 31, 2006 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Maximum			Total number
number (or			of shares (or
approximate			units)
dollar value) of			purchased as
shares (or			part of
units) that may			publicly
yet be		Average price	announced
purchased	Total number	paid per	plans or
under the plans	of shares (or	Period	purchased
share (or unit)	units)	programs	or programs

October-05	-0-	-0-	-0-
November-05	-0-	-0-	-0-
December-05	-0-	-0-	-0-

Total	-0-	-0-	-0-

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD-LOOKING INFORMATION

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

MANAGEMENT'S PLAN OF OPERATIONS

GENERAL.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2005.

REVENUE

Revenue for the 12 months ended December 31, 2006 was 683,223 compared to $531,230 for the 12 months ended December 31, 2005, an increase of $151,993 or approximately 22.2 percent. Revenue increased as a result of increases in real estate business and sales of developer property.

We expect to generate additional revenues during the coming 12 months due to increased marketing and real estate personnel.

COST OF REVENUE

Cost of revenue was $435,974 for the year ended December 31, 2006, compared to 399,199 cost of revenue for the year ended December 31, 2005. Costs as a percentage of sales was 64% in 2006 compared to 75% in 2005.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses ("G&A") were $1,060,773 for the 12 months ended December 31, 2006, compared to $1,063,825 for the 12 months ended December 31, 2005, an decrease of $3,052 or approximately .003 percent.

CONSULTING, LEGAL AND PROFESSIONAL

Consulting, Legal and Professional was 444,923 compared to 569,771 or a decrease of 124,848. The cause of the decrease was less stock for services.

PAYROLL AND RELATED

  Payroll and Related Services increased to $818,013 from $445,871. An increase of $372,142 or approximately 45.5%, the increase was due to both additional employees and brokers as well as higher compensation to officers Companies.

LIQUIDITY AND CAPITAL RESOURCES

We intend to continue to find ways to expand our business through increased marketing and word of mouth. We believe that revenues and earnings will increase as we grow. We anticipate that we will incur smaller losses in the near future if we are able to expand our business. Our operating losses as shown may be perceived as alarming and possibly indicate a downward spiral leading to the demise of the company; however, from management's point of view, there is a bright side to the operating losses which are tapering off due to increased revenue and virtually made a commitment for a reduction in stock issued for services, should lead to a more balanced result.

During the 12 months ended December 31, 2006, we generated cash from financing activities of $2,959,488. We used cash in operating activities of $2,153,492, and investing activities of $815,170.

At December 31, 2006 our current liabilities exceeded our current assets by $2,232,713 which results in a capital deficiency.

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

Our independent certified public accountants have stated in their report, included in this Form 10-KSB, that due to our net loss and negative cash flows from operations, in addition to a lack of profitable history, there is a substantial doubt about our ability to continue as a going concern. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2007. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as further reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

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

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002.

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

ITEM 7. FINANCIAL STATEMENTS.

The financial statements and related notes are included as part of this report after the signature pages.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 22,2005 we engaged Beckstad & Watts CPA's to be our new auditors.

On February 16,2006 we dismissed Beckstad & Watts.

On February 16,2006 we engaged Gruber & Company, LLC to be our new independent auditors.

The above was all approved by the board of directors.

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

ITEM 8B. OTHER INFORMATION.

None.

PART III
========
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our directors and executive officers are:

NAME                                                              AGE                    POSITIONS                                                                                                             POSITION HELD SINCE

Brent Fouch                                                       37                      Secretary, director and chief financial officer                                                                   2003

Steve Bonenberger                                           50                      President, director and chief executive officer                                                                 2003

Our executive officers are elected annually by our board of directors.

Steve Bonenberger: During the past five years, Mr. Bonenberger was the managing director of B.M.M., LLC, a corporate consulting firm. Going forward, he intends to devote a significant portion of his time to the furtherance of our operations.

Brent Fouch: Over the past four years, Mr. Fouch has served as our chief operating officer, director and treasurer full-time. Prior to this, Mr. Fouch worked with a prominent investment banking firm and provided corporate consulting services.

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

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that during the year ended December 31, 2006, our executive officers, directors and greater than 10 percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements.

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

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

SUMMARY COMPENSATION TABLE

The following table provides certain summary information concerning the compensation earned by the named executive officers (determined as of the end of the last fiscal year) for services rendered in all capacities to Palomar Enterprises, Inc. and our subsidiaries, which includes “The Blackhawk Fund” (OTC BB- BHWF). The compensation below includes wages earned as officers of both publicly traded companies.

SUMMARY COMPENSATION TABLE

                                                                                                                    Annual Compensation                                         Long-Term Comp.
                                                                                                                                                                                                   Awards         Payouts
Name and                                                                                             Annual                           Other
Position(s)                                                                       Year             Salary            Bonus     Comp.

Steven Bonenberger                                                      2006           $359,304              0              0                                            0                     0
President, Director, CEO and Principal
Executive Officer

Brent Fouch                                                                     2006          $359,303              0              0                                            0                     0
Secretary, Director, CFO
and Principal Financial Officer

EMPLOYMENT AGREEMENTS

On May 7, 2003, we entered i, nto an employment and stock purchase agreement with Steven Bonenberger. Pursuant to the agreement, Mr. Bonenberger agreed to remain in our employ for the term of one year. Mr. Bonenberger's minimum annual compensation is $60,000. In addition to the minimum annual compensation, Mr. Bonenberger is entitled to receive payments under our incentive compensation and/or bonus program(s) (as in effect from time to time), if any, in such amounts as are determined by us to be appropriate for similarly situated employees. In lieu of the $60,000 minimum annual compensation, Mr. Bonenberger elected to purchase from us 6,000,000 shares of our restricted common stock at the price of $0.01 per share.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of the end of the most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance, aggregated as follows:

All compensation plans previously approved by security holders; and

All compensation plans not previously approved by security holders.

	Number of	Weighted	Number of
	Securities	Average	Securities
	to be Issued	Exercise	Available for
	Upon Exercise	Price of	Future Issuance
	of Outstanding	Outstanding	Under Equity
	Options,	Options,	Compensation
	Warrants and	Warrants and	Plans
	Rights	Rights	(Excluding
securities
reflected in
column (a))
Plan Category	(a)	(b)	(c)
----------------------------	--------------------------------------------	--------------------------------------------	------------------------------------------------
Equity compensation plans
approved by security holders	3,145,000,000.001		2,819,740,000

Equity compensation plans not
approved by security holders	-0-	N/A	N/A

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2006, information concerning ownership of our securities by:

- Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

- Each person who owns beneficially outstanding shares of our preferred stock;

- Each director;

- Each named executive officer; and

- All directors and officers as a group.

Name and Address of                                                                    Shares of Common Stock Beneficially Owned (2)
Beneficial Owner (1)                                                                       Number  Percent           Number              Percent

Steve Bonenberger                                                                            2,308        0.02            4,500,000 (3)          50 (3)
Brent Fouch                                                                                        2,308        0.02            4,500,000 (3)          50 (3)
====================================================================================
All directors and officers as a group (two persons)                    4,616        0.04             9,000,000 (3)        100 (3)
====================================================================================

(1) Unless otherwise indicated, the address for each of these stockholders is c/o Palomar Enterprises, Inc., 1802 N. Carson Street, No.212-2705 Carson City, Nevada 89701. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to the shares of our common and preferred stock which he beneficially owns.

(2) Beneficial ownership is determined in accordance with the rules of the SEC. As of December 31, 2006, the total number of outstanding shares of the common stock is and the number of shares of our Series A preferred stock is .

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

ITEM 13. EXHIBITS.

EXHIBIT
NO.                  IDENTIFICATION OF EXHIBIT

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
3.8* *               Certificate of Designation for the Series C Preferred Stock.
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
10.2**              Brent Fouch Employment and Stock Purchase Agreement.
10.3**              Joint Venture Agreement with Prize Pizza, LLC
10.4**              Joint Venture Agreement with K&S Family Entertainment.
10.5**              Purchase Agreement dated November 9, 2004, between Robert C. Simpson and Palomar Enterprises, Inc.
14**                 Code of Ethics
21**                 Subsidiaries
23                      Consent of Gruber & Company, LLC
31.1                   Certification of Steven Bonenberger, President, Director and Chief Executive Officer of Palomar Enterprises, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to
                          Sec.302 of the Sarbanes-Oxley Act of 2002.
31.2                   Certification of Brent Fouch, Treasurer, Chief Financial Officer and Director of Palomar Enterprises, Inc., pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec.
                         302  of the Sarbanes-Oxley Act of 2002.
32.1                  Certification of Steven Bonenberger, President, Director and Chief Executive Officer of Palomar Enterprises, Inc.,  pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to
                         Sec. 906 of the Sarbanes-Oxley Act of 2002.
32.2                  Certification of Brent Fouch, Treasurer, Chief Financial Officer and Director of Palomar Enterprises, Inc., pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to
                         Sec. 906 of the Sarbanes-Oxley Act of 2002
_____________________
** Previously Filed
* Filed Herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by Gruber & Company, LLC for professional services rendered for the audit of Palomar Enterprises, Inc.'s financial statements for the fiscal year 2006 were $60,000.

AUDIT-RELATED FEES

The aggregate fees billed by Gruber & Company, LLC for assurance and related services that are reasonably related to the performance of the audit or review of Palomar Enterprises, Inc.'s financial statements for fiscal year 2006 were $0.

The aggregate fees billed by Gruber & Company, LLC  for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for fiscal year 2006 were $0.

ALL OTHER FEES

There were no other fees billed by Gruber & Company, LLC for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

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

Date: March 15, 2007

By /s/Steve Bonenberger
--------------------------------------
Steve Bonenberger,
President, Director and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                                      Title                                                                           Date
/s/ Steve Bonenberger                                               President, Director                                                   March 15, 2007
                                                                                       and Chief Executive Office

/s/ Brent Fouch                                                          Treasurer, Director                                                   March 15, 2007
                                                                                      Chief Financial Officer
                                                                                      and Principal Accounting Officer

GRUBER & COMPANY, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
PALOMAR ENTERPRISES, INC.

We have audited the accompanying consolidated balance sheet of Palomar Enterprises, Inc. as of December 31, 2006 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Palomar Enterprises, Inc. as of December 31, 2006 and the results of its consolidated operations and cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Those conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gruber & Company, LLC
Lake Saint Louis, Missouri
February 25, 2007

PALOMAR ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2006

Assets

Current assets
Cash and equivalents	35,187
Prepaid expenses	21,000

Total current assets	56,187

Property and equipment, net of accumulated depreciation
of $82,892	3,147,400
Deposits	69,082
Goodwill	377,248

Total assets	3,649,917

Liabilities and shareholders' equity

Current liabilities
Notes payable	2,134,265
Accounts payable	18,321
Accrued expenses	136,314

Total current liabilities	2,288,900

Notes payable, net of current maturities	2,090,673

Total liabilities	4,379,573

Minority interest	3,836

Stockholders' equity
Series A preferred stock, $0.00001 par value, 10,000,000 shares
authorized, 9,000,000 shares issued or outstanding	90
Series B preferred stock, $0.00001 par value, 50,000,000 shares
authorized, 30,000,000 shares issued and outstanding	300
Series C preferred stock, $0.00001 par value, 30,000,000 shares authorized, no shares issued or outstanding
Common stock, $0.00001 par value, 25,000,000,000 shares authorized,
74,039,643 issued and outstanding	740
Additional paid-in capital	14,154,009
Subscription receivable	(207,235)
Accumulated deficit	(14,681,396)

Total shareholders' equity	(733,492)

Total liabilities and shareholder's equity	3,649,917

The accompanying notes are an integral part of these financial statements.

PALOMAR ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended
	December 31,	December 31,
	2006	2005

Revenues	$683,223	$531,230

Cost of sales	435,972	399,199

Gross margin	247,251	132,031
	.	.
Operating expenses
General and administrative	1,060,773	1,063,825
Facitlities and rent	115,520	61,273
Consulting, legal and professional	444,923	569,771
Payroll and related costs	818,013	445,871

Total costs and expenses	2,439,229	2,140,740

Operating loss	(2,191,978)	(2,008,709)

Other income (expense)
Interest expense	(269,080)	(111,143)
Minority interest in net loss	21,529	17,806

Total other income (expense)	(247,551)	(93,337)

Net income (loss)	$(2,439,529)	$(2,102,046)

Weighted average number of common
shares outstanding	43,037,163	27,218,258

Net income (loss) per share	$(0.057)	$(0.078)

The accompanying notes are an integral part of these financial statements.

PALOMAR ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

			Series A	Series A	Series B	Series B	Additional	Shares				Retained	Total
	Common	Common	Preferred	Preferred	Preferred	Preferred	Paid-in	Not Yet	Treasury Stock		Subscription	Earnings	Shareholders'
	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Earned	Shares	Amount	Receivable	(Deficit)	Equity

Balance,
December 31, 2004	10,661,120	$ 107	9,000,000	$ 90		$	$ 10,725,132		$3	$ (27,418)	$	$(10,139,821)	$ 558,090

Treasury stock
reversal	--	--	--	--	--	--	--	--	(3)	27418	--	--	27,415

Series B preferred
issued	--	--	--		33,000,000	330	--	--	--	--	--	--	330

Subscription receivable	--	--	--	--	--	--	--	(13,125)	--	--	(1,230,769)	--	(1,243,894)

Common stock issued
for services	16,557,638	166	--	--	--	--	3,302,255	--		--	--	--	3,302,421

Net loss for the
year ended
December 31, 2005	--	--	--	--	--	--	--	--	--	--	--	(2,102,046)	(2,102,046)

Balance,
December 31, 2005	27,218,758	273	9,000,000	90	33,000,000	330	14,027,387	(13,125)	--	--	(1,230,769)	(12,241,867)	542,316

Common stock issued
for services	29,130,000	291	--	--	--	--	235,859	--	--	--	--	--	236,150

Common stock issued
for cash	17,690,885	176	--	--	--	--	843,177	--	--	--	--	--	843,353

Subscription received	--	--	--	--	--	--	--	13,125	--	--	1,023,534	--	1,036,659

Preferred stock
cancelled	--	--	--	--	(3,000,000)	(30)	--	--	--	--	--	--	(30)

Minority interest	--	--	--	--	--	--	(952,414)	--	--	--	--	--	(952,414)

Net loss for the
year ended
December 31, 2006	--	--	--	--	--	--	--	--	--	--	--	(2,439,529)	(2,439,529)

	74,039,643	740	9,000,000	90	33,000,000	300	14,154,009	--	--	--	(207,235)	(14,681,396)	(733,492)

PALOMAR ENTERPRISES, INC.
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005
Cash flows from operating activities

Net (loss)	$(2,439,529)	$(2,102,046)
Minority interest in net loss	(3,836)	(7,854)
Adjustments to reconcile net income to net
cash provided by (used by) operations:
Depreciation	33,738	31,013
Common stock issued for services	236,150	821,647
Changes in assets and liabilities:
Other assets	(10,015)	53,616
Accounts payable and accrued liabilities	30,000	81,662

Net cash used by operating activities	(2,153,492)	(1,121,962)

Cash flows from investing activities
Capital expenditures	(815,170)	(474,543)

Net cash used in investing activities	(815,170)	(474,543)

Cash flows from financing activities
Proceeds from notes payable, net	2,053,615	379,219
Proceeds from sale of common stock	905,903	628,453
Cancelled sale of preferred stock	(30)	142,510
Proceeds from options	-	474,827

Cash flows from financing activities	2,959,488	1,625,009

Net increase (decrease) in cash	(9,174)	28,504

Cash, beginning of period	44,361	15,857

Cash at end of period	$35,187	$44,361

Supplemental cash flow information:
Interest paid	$111,143	$41,850

Supplemental schedule of noncash investing and financing activities:
Acquisition of interest in subsidiary in exchange for
notes payable	$-	$172,248
Property acquired under note payable	-	980,000
Common stock issued to acquire sixty percent interest in
Prize Pizza	-	200,000

The accompanying notes are an integral part of these financial statements.

Palomar Enterprises, Inc.
Notes to Consolidated Financial Statements

Note 1 - Organization and Principal Activities
Organization and Description of Business

Palomar Enterprises, Inc. was incorporated on March 10, 1999 in accordance with the laws of the State of Nevada. The Company is in the real estate development and mortgage business employing over thirteen real estate brokers.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) valid transactions are recorded; and (3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

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

Intangible Assets

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company evaluates intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

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

Stock - Based Compensation

The Company had adopted the disclosure - only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and continues to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretation (APB 25). In accordance with APB 25, compensation cost for stock options is recognized in income based on the excess, if any, of the market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. There have been no stock options issued since 2003, all of which have been exercised.

Palomar Enterprises, Inc.
Notes to Consolidated Financial Statements

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

As of December 31, 2006, the deferred tax asset is related solely to the Company’s net operating loss carryforward and is fully reserved.

Earnings Per Common Share

Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, requires presentation of basic earnings per share (”Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. As of December 31, 2006 and 2005, the Company’s outstanding warrants are considered anti-dilutive. Accordingly, basic and diluted loss per common share is the same.

In May and June, 2002, in connection with the sale of Units pursuant to a Private Placement Memorandum, dated may 15, 2002, the Company issued stock warrants (5/15/02 Warrants) to the purchasers of six shares of common stock to purchase up to an additional six shares of restricted, unregistered common stock at a price of $100,000 per share.

In August and September, 2002, in connection with the sale of Units pursuant to a Private Placement Memorandum, dated August 1, 2002, the Company issued stock warrants (8/1/02 Warrants) to the purchasers of five shares of common stock to purchase up to an additional five shares of restricted, unregistered common stock at a price of $1.00 per share.

Warrants Outstanding
at December 31, 2006  Exercise price

5/15/02 Warrants                                   6               $1.00
8/1/02 Warrants                                     6                                          1.00
                                                                12

The warrants have no stated expiration date.

Advertising

The costs of advertising, promotion and marketing programs are charged to operations in the calendar year incurred. Advertising costs included in operating expenses for the years ended December 31, 2006 and 2005 were $367,837 and $45,567 respectively.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit.

Special - purpose entities

The Company does not have any off-balance sheet financing activities.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of December 31, 2006 the Company had a retained deficit of $14,681,396. This condition raises substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is operating as a mortgage broker and developer. However, the Company is dependent upon the available cash on hand and either future sales of securities or upon its current management and / or advances or loans from controlling shareholders or corporate officers to provide sufficient working capital.

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

There is no legal obligation for either management and / or controlling shareholders to provide such additional funding.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The Company bases its estimates on historical experience, management expectations for future performance, and other assumptions as appropriate. Key areas affected by estimates include the assessment of the recoverability of long-lived assets, which is based on such factors as estimated future cash flows. The Company re-evaluates its estimates on an ongoing basis. Actual results may vary from those estimates.

Palomar Enterprises, Inc.
Notes to Consolidated Financial Statements

Property and equipment

The Company depreciates property and equipment over its’ estimated useful life ranging from five to forty years using the straight line method, with the exception of building held for sale, which are investment property and hence not depreciated.

Depreciation expense for the years ended December 31, 2005 and 2004 was $33,738 and $31,013 respectively.

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically assesses the impairment of long-lived assets when conditions indicate a possible loss. When necessary, we record charges for impairments of long-lived assets for the amount by which the present value of future cash flows, or some other fair value measure, is less than the carrying value of these assets. The Company has recorded no impairment charges.

Fair value of financial instruments

The Company uses the following methods and assumptions to estimate the fair value of derivative and other financial instruments at the relative balance sheet date:

•	Short-term financial statements (cash equivalents, accounts payable, short-term borrowings, and accrued liabilities) - cost approximates fair value because of the short maturity period.
•	Long-term debt - fair value is based on the amount of future cash flows associated with each debt instrument discounted at our current borrowing rate for similar debt instruments of comparable terms.

The fair value of the related party notes payable cannot be determined because of the Company’s affiliation with the parties with whom the agreements exist. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

Note 3 - Recently issued accounting pronouncements

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff
Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company's overall combined results of operations or combined financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4”, (" SFAS No. 151"). The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS 152") SFAS 152 amends SFAS No. 66, "Accounting for Sales of Real Estate", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in
AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". SFAS 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS 152 is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant if any, to the Company's overall results of operations or financial position since the Company does not enter into such transactions.

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, to be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No.153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No.153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No.153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. This pronouncement is effective for the Company, a small business issuer, as of the first interior annual reporting period that begins after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

Palomar Enterprises, Inc.
Notes to Consolidated Financial Statements

In May, 2005, The FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not impact the financial statements.

In February, 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Statements”. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial statements that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

In March, 2006 FASB issued SFAS 156 “Accounting For Servicing of Financial Assets” this Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
3.	Permits an entity to choose “Amortization method” or “Fair value measurement method” for each class of separately recognized servicing assets and servicing liabilities.
4.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.
Requires separate presentation of servicing assets and liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Management believes that this statement will not have a significant impact on the financial statements.

In June, 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective in fiscal years beginning after December 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

Palomar Enterprises, Inc.
Notes to Consolidated Financial Statements

Note 4- Related party transactions

The Company pays consulting fees to entities owned by two controlling shareholders. These two controlling shareholders are also the two senior officers and directors of the Company. During the year ended December 31, 2006 and 2005, the Company paid fees totaling $718,607 and $467,000 to these two entities.

Note 5 - Property and equipment

Property and equipment consists of the following at December 31, 2006:

Building               $ 1,395,612
Office equipment                                             27,080
Buildings held for resale                            1,807,600
                                                                                       3,230,292
Less - Accumulated depreciation                  82,892
                                                                                    $ 3,147,400

Note 6 - Notes payable

Notes payable consist of the following at December 31, 2006:

Note payable to lending institution, original balance of $980,000, interest at 7.5% per annum.
Requires monthly principal and  interest payments of $6,852 through 2034. Collateralized by building.                             $      808,182

Convertible debentures payable to investor group, original balance $1,350,000 interest at 6% per annum, interest
payable quarterly. Convertible at maximum monthly amounts, balance no later than March 31, 2009                                      1,290,893

Credit line from a bank up to $500,000 with interest only at one over prime.                                                                                    304,863

Promissory note to a bank, amortized over 30 years, interest  at 7.875%, with interest only for ten years,
collateralized by property.                                                                                                                                                                        496,000

Promissory note assumed in conjunction with property interest only, at 7.85%. Amortized over thirty years.                     1,000,000

Convertible debentures payable to investor group, interest at 8% per year, payable quarterly. Principal and accrued interest are convertible at any time at a rate of 80% of their average three lowest closing bid prices of the twenty trading days immediately preceeding the conversion, limited to a maximum of 4.99% of the total outstanding common
stock on the date of conversion.                                                                                                                                                            325,000

                                                                                                 $4,224,938
Less current portion                                                                                                                                                                               2,134,265
                                                                                                                                                                                                                 $2,090,673

Note 7 - Risk management

Management of risk is an essential element of the Company’s operations. The main risks inherent to the Company’s operations are those related to interest rates.

Interest rate risk arises from the possibility that changes in interest rates will affect the value of the financial instruments.

The Company management approach to the interest risk limitation is borrowing for short periods.

Note 8 - Commitments

The Company’s lease at 120 Birmingham Drive, #110-G, Cardiff, California 92007 costs $975 per month. The Company is also a party to a lease agreement with IKON Financial Services. The Company leases a copier from IKON Financial Services at a cost of $445 per month.

Note 9 - Income tax

As of December 31, 2006, the Company had a net operating loss carryforward of approximately $12,448,000 to offset future taxable income. These carryforwards expire in 2021 to 2025.

Note 10 - Capital stock transactions

During the year ended December 31, 2006 the Company issued 46,820,885 shares of stock. Of this amount 17,690,885 were issued for services valued at $236,150 and 29,130,000 shares for cash and for conversion of debt valued at $843,353.