Form 10QSB
period 2007-03-31
PALOMAR ENTERPRISES INC
filed 2007-05-21
CIK 1082822

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549
                                       FORM 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarterly period ended March 31, 2007.

-- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            Commission file number: 000-32829

                                PALOMAR ENTERPRISES, INC.
                     (Name of small business issuer in its charter)

                  Nevada                         06-1588136
       -------------------------------   -----------------------------
       (State or other jurisdiction of   (Employer Identification No.)
        incorporation or organization)

        1802 N. Carson Street, Suite 212-3018
            Carson City, Nevada                               89701
      -----------------------------------------            -----------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 19, 2007, the issuer had 557,241,643 shares of its common stock issued and outstanding. Transitional Small Business Disclosure Format (check one): Yes No X

                              TABLE OF CONTENTS
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

                                           2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

 The accompanying unaudited interim financial statements of Palomar Enterprises ("Palomar") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Palomar's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2006 as reported in the 10-KSB have been omitted.

                                  PALOMAR ENTERPRISES, INC.
                      CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2007
                                       (UNAUDITED)
ASSETS
   Cash                                                                     $     45,231
   Prepaids and other current assets                                              22,000
                                                                            -------------
Total current assets                                                              67,231

Property, plant and equipment, net of
  accumulated depreciation of $91,057                                          3,106,535
Other Assets                                                                      72,384
Goodwill                                                                         377,249
                                                                            -------------
TOTAL ASSETS                                                                $  3,623,399
                                                                            =============

LIABILITIES AND STOCKHOLDERS' EQUITY:

   Accounts Payable                                                         $     36,885
   Accrued Expenses                                                              176,330
   Current portion of notes payable                                            2,103,273
                                                                            -------------
Total current liabilities                                                      2,316,488

   Note payable, long term                                                     2,211,469
   Accrued Derivative Liability                                                   26,000
                                                                            -------------
TOTAL LIABILITIES                                                              4,553,957
                                                                            -------------
MINORITY INTEREST                                                                  9,353

STOCKHOLDERS' EQUITY:
   Series A preferred stock, $0.00001 par value, 10,000,000 shares
      authorized, 8,600,000 shares issued or outstanding                              86
   Series B preferred stock, $0.00001 par value, 50,000,000 shares
      authorized, 30,000,000 shares issued or outstanding                            300
   Series C preferred stock, $0.00001 par value, 30,000,000 shares
      authorized, No shares issued and outstanding                                     -
   Common stock, $0.00001 par value, 25,000,000,000 shares
      authorized, 538,741,643 shares issued;
      and outstanding                                                              5,387
   Shares not yet earned                                                        (112,687)
   Shares Paid not yet issued                                                      9,000
   Additional paid-in capital                                                 15,941,466
   Accumulated deficit                                                       (16,783,463)
                                                                            -------------
      Total stockholders' equity                                                (939,911)
                                                                            -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $  3,623,399
                                                                            =============
The accompanying notes are an integral part of these financial statements.

                                              3

                             PALOMAR ENTERPRISES, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                  (UNAUDITED)



                                       Three Months Ended    Three Months Ended
                                          March 31, 2007        March 31, 2006
                                       -------------------  --------------------
Revenues                               $          323,346  $             174,704
Cost of goods sold                                212,469                 98,239
                                       -------------------  --------------------
Gross profit                                      110,877                 76,465

Operating expenses
   General and administrative                      162,854               169,663
   Facilities and rent                              16,388                18,868
   Consulting, legal and professional            1,806,155                75,694
   Payroll and related costs                       122,483               169,121
                                       -------------------  --------------------
Total operating expenses                         2,107,880               533,346
                                       -------------------  --------------------
Loss from operations                            (1,997,003)             (456,881)
                                       -------------------  --------------------
Interest expense                                   (98,783)              (28,450)
Minority interest                                   25,494                 3,626
Income other venturer                                5,775
Loss on Derivitve liability                        (26,000)
                                       -------------------  --------------------

Net loss                               $       (2,102,067) $           (481,705)
                                       ===================  ===================
  Net loss per share of common stock
  - basic and diluted                  $            (0.01)  $              (0.02)
                                       ===================  ====================
  Weighted average number of shares
  of common stock outstanding                 306,390,643             27,373,869
                                       ===================  ====================

The accompanying notes are an integral part of these financial statements.


                              PALOMAR ENTERPRISES, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                    (UNAUDITED)



                                               Three Months Ended    Three Months Ended
                                                 March 31, 2007        March 31, 2006
                                               -------------------  -------------------
Cash flows from operating activities:
Net loss for the period                           $    (2,102,067)      $    (481,705)
Minority Interest in Net Loss                               9,353            (  3,626)

Adjustments to reconcile net loss to net cash
   used by operating activities:
   Depreciation                                             8,165               8,089
   Common stock issued for services                     1,709,600              16,750
Changes in assets and liabilities:
   Prepaid Expenses                                       ( 1,000)             64,845
   Other assets                                           ( 3,303)            (73,046)
   Accounts payable and accrued liabilities                58,580              16,445
                                               -------------------  -------------------
Net cash used in operating activities                    (320,672)           (452,248)
                                               -------------------  -------------------

Cash flows from investing activities:
   Purchase of property and equipment                    ( 82,300)           (625,083)
   Sale of Property                                       115,000
                                               -------------------  -------------------
Net cash used in investing activities                      32,700            (625,083)
                                               -------------------  -------------------
Cash flows from financing activities:
   Proceeds from notes payable/net of
     repayments                                           157,593            1,173,920
   Proceeds from subscribed stock                          94,946              210,104
   Proceeds from sale of common stock                      77,000                    2
   Increase in Derivative liability                        26,000
   Increase in shares not yet issued                        9,000                  -
   Shares issued for reduction of debt                    (30,993)
                                               -------------------  -------------------
Net cash flow from financing activities                   297,146            1,384,026
                                               -------------------  -------------------
Net Increase (decrease) in cash                            10,044              306,695
Cash at beginning of period                                35,187               15,857
                                               -------------------  -------------------
Cash at end of period                            $         44,361   $          351,056
                                               ===================  ===================

SUPPLEMENTAL CASH FLOW INFORMATION:

       Interest Paid                           $           67,423   $           21,175
                                               ===================  ===================
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:

Common stock issued to satisfy liabilities     $           30,993  $            27,221
                                               ===================  ===================
The accompanying notes are an integral part of these financial statements.


                                   PALOMAR ENTERPRISES, INC.
                           NOTES TO UNAUDITED FINANCIAL STATEMENTS
                              FOR THE PERIOD ENDED March 31, 2007

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid;
2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented The Company is in the real estate development and mortgage business employing 13 real estate brokers.

NOTE C - GOING CONCERN UNCERTAINTY

The Company has been unable to generate sufficient operating revenues and has incurred operating losses .

The Company is operating as a mortgage broker and real estate developer. However, the Company is dependent upon the available cash on hand and either future sales of securities or upon its current management and/or advances or loans from controlling shareholders or corporate officers to provide sufficient working capital.

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

2. Principles of consolidation

The consolidated financial statements include the accounts of the Company and its ninety eight percent interest in Blackhawk. All significant inter-company accounts and transactions have been eliminated.

The Blackhawk fund is publicly traded on the OTC B.B. (BHWK). The financials of Palomar are inclusive of all activity of The BlackHawk Fund, as well as Palomar Enterprises, on a consolidated basis. This includes all revenue, expenses, losses and operations.

3. Research and development expenses

 Research and development expenses are charged to operations as incurred. There were no research and development costs incurred in the period ending March 31, 2007.

4. Advertising expenses

Advertising and marketing expenses are charged to operations as incurred. Advertising expenses for the period ending March 31, 2007 was $12,556 and in 2006 $74,121.

5. Revenue recognition

The Company generates revenue from the sale of real estate, brokerage commissions, rental properties and mortgage loan originations. Revenues from real estate sales and commissions are recognized on execution of the sales contract.The Company records gross commissions on the sales of properties closed. The Company pays the broker of record five percent of all transactions and 100 percent of personal sales. This is in accordance with standard procedures. The Company compensates its independent agents on a sliding scale between 70 and 80 percent based on productivity.
The Company also recognizes sales when it sells properties that have been held for sale when their renovation is complete. Revenue is recognized at "closing".
\
The Company also realizes revenue from its subsidiary, The Blackhawk
Fund, from its media production business for sale of media "spots" and infomercials.

6. Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

As of March 31, 2007, the deferred tax asset is related solely to the Company's net operating loss carryforward and is fully reserved.

7. Earnings (loss) per share

Basic earnings (loss) per share are computed by dividing the net income
(loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2007, the Company's outstanding warrants are considered anti-dilutive.

8. Use of Estimates

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

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methodsof transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on our financial position or results of operations as we have not elected to change to the fair value based method of accounting for stock- based employee compensation.

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

NOTE F - RELATED PARTY TRANSACTIONS

Company pays consulting fees to the two officer's companies for management services. The consulting fees totaled 150,000 as of March 31, 20067 The Company is also a 50% joint venture partner with one of its shareholders in a property. All expenses are divided equally.

The Company advances funds periodically to its subsidiary. The total advanced to date, which is eliminated in consolidation, is $707,496.

In the first quarter 2007 400,000 shares of preferred stock series
A were converted into 400,000,000 common shares by the officers.
NOTE G - PROPERTY
Property and equipment consisted of the following at March 31, 2007:

Building                              $1,395,612
Office equipment                          27,080
Buildings held for sale                1,774,900
                                      -----------
         Total                         3,197,592
Less: Accumulated depreciation           (91,057)
                                      -----------
Property & equipment, net             $3,106,535
                                      ==========

Assets are being depreciated from five to forty years using the straight line method.

NOTE H - NOTES PAYABLE

Notes payable at March 31, 2007 are comprised of the following:

Note payable to lending institution, original
balance of $980,000,interest at 7.5% per annum.
Requires monthly principal and interest payments
of 6,852 through 2034. Collateralized by building.     $803,167

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

Convertible debentures payable to an investor        $1,259,900
group, interest at 8% due March 2009.

Mortgage Payable secured by property Interest at      1,000,000
one over prime interest only for the first ten
years then amortized over 360 months.

Credit line from a bank up to 500,000 interest only     496,000
at one percent over prime.
Credit line from a bank up to $500,000 interest only
At one percent over prime                               430,675
Convertible debenture, interest 8%, past due            325,000

                                             Total   $4,314,742

                              Less current portion    1,778,273
                                                    -----------
                           Total long-term portion  $ 2,211,469
                                                     ===========

NOTE I - LEASES

Our lease at 120 Birmingham Dr. # 110-G Cardiff, CA. 92007 costs $975 per month. We are also a party to a lease agreement with Ikon Financial Services. We lease a copier from Ikon
Financial Services for a price of $445 per month.

Note 7- Subsequent Event

Note J-SUBSEQUENT EVENT

In May 2007, the Company's attorneys, were in receipt of a notification from the SEC, alleging a potential violation of The Company's employee stock incentive program dating back to 2004. The Company denies any violations occurred and is in the process of replying to the letter, but does not feel the event will have a material impact on its business.


Note K-SEGMENT INFORMATION

The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in respect of its operating segments. The Company?s reportable segment is Blackhawk Media a media and production enterprise, part of the 98% subsidiary.

The segment is managed separately because each business requires different technology and marketing strategies. The Company evaluates performance based upon operating earnings of the unit. The accounting policy of the segment are the same as those described in the summary of significant accounting policies. The corporate assets include cash. There were no significant intercompany transactions. In determining operating income (loss) by segment, general corporate expenses and other income ad expense items of a non operating nature are not considered, as such items are not allocated to the Company's segments. Segment information for the first quarter 2007 is as follows.

       Sales from Media                                 $101,778

       Cost of Sales                                     53,900

       Gross Profit                                      47,878

       Media Expenses                                    80,121

       Loss from Media Segment                          (32,243)


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

There are several factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-QSB to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices. Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part
II of our Form 10-KSB for the fiscal year ended, December 31, 2006.

Management's Plan of Operations.

Current Business Plan

 Overview

We provide brokerage services in the real estate market, as well as purchase, renovate, develop and sell residential properties. We also through our subsidiary produce infomercials and media stream advertising.

Results of Operations

 Continuing operations

 Revenue

 Three months ended March 31, 2007 compared to the three months ended March 31, 2006. Total revenues were at $323,346 for the three months ended March 31, 2007 compared to $174,704 for the prior period, an increase of 66% percent. Our gross profit for the three months ended March 31, 2007 compared to 2006 increased to $110,877 from $76,465. Gross margin as a percentage of sales decreased to 34% percent in 2007 from 44% in 2006. Sales increase as a result of a sale of renovated property and the advent of our media business.

Total operating expenses for the three months ended March 31, 2007 compared to 2006 increased to $2,107,880 from $533,346 in the prior period. This increase was largely due to stock for services incurred in 2007, which were paid to consultants for investor relations and developing our media business. Operating loss of $1,987,003 were incurred in 2007 compared to $456,881 for the prior period. Interest expense for the three months ended March 31, 2007 was $98,783 as compared to the same period of $28,450. The increase is attributable to more debt associated with buildings held for resale.

Net loss for the three months ended March 31, 2007 was $2,102,067 compared to a net loss of $481,705 for the same period in 2005. Again, the increase in loss attributable to stock for services.

Liquidity and Capital Resources

 As of March 31, 2007, we had a deficiency in working capital of $2,249,257.

Cash provided by investing activities totaled $32,700 mainly due to sale of a building net of new additions. Cash used by operations equaled $320,672 with cash provided by operations of$287,146 mainly from funding of stock subscriptions and new borrowings.

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

Stock-Based Compensation

 In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123- Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002. We elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

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