Form 10QSB
period 2007-06-30
PALOMAR ENTERPRISES INC
filed 2007-08-14
CIK 1082822

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

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

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and 2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes [ ] No

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: As of August 10 , 2007, the issuer had 239,748,758 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ } No [X]

 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                                                                                                     3
Consolidated Balance Sheet as of June 30, 2007 (unaudited) and December 31, 2006                                3-4
Consolidated Statement of Operations for the three and six months ended
June 30, 2007and 2006 (unaudited)                                                                                                                          5
Consolidated Statement of Cash Flows for the six months ended June 30, 2007
and 2006 (unaudited)                                                                                                                                              6-7
Notes to Consolidated Financial Statements (unaudited)                                                                                   8

Item 2. Management's Discussion and Analysis or Plan of Operation                                                            20

Item 3. Quantitative and Qualitative Disclosures of Market Risk                                                                     24

Item 4. Controls and Procedures                                                                                                                            24

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                                                                                       25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                                             25

Item 3. Defaults Upon Senior Securities                                                                                                               25

Item 4. Submission of Matters to a Vote of Security Holders                                                                           25

Item 5. Other Information                                                                                                                                        25

Item 6. Exhibits                                                                                                                                                          26

SIGNATURES                                                                                                                                                          26

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

Palomar Enterprises, Inc.
Consolidated Balance Sheet
as of June 30, 2007
(unaudited)

June 30,
2007
ASSETS:

Cash	$-
Prepaids and other current assets	22,000
Total current assets	22,000
Other assets	112,125
Property, plant and equipment, net of accumulated depreciation of $99,492	3,098,100
Goodwill	377,248

TOTAL ASSETS	$3,609,473

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable and Cash Overdraft	$28,655
Accrued expenses	212,616
Accrued Derivative	244,892
Current portion of notes payable	2,066,442
Total current liabilities	2,552,605

Notes payable, long term	2,252,304

TOTAL LIABILITIES	4,804,909

MINORITY INTEREST	10,317

The accompanying notes are an integral part of these financial statements.

Palomar Enterprises, Inc.
Consolidated Balance Sheet, continued
As of June 30, 2007
(unaudited)

June 30
2007
STOCKHOLDERS' EQUITY:
Preferred stock, $0.00001 par value, 10,000,000 shares
authorized, no shares issued or outstanding	-
Series A preferred stock, $0.00001 par value, 10,000,000 shares
authorized, 8,600,000 shares issued and outstanding	86
Series B preferred stock, $0.00001 par value, 50,000,000 shares
authorized, 30,000,000 shares issued and outstanding	300
Series C preferred stock, $0.00001 par value, 30,000,000 shares
authorized, no shares issued or outstanding	- -
Common stock, $0.00001 par value, 25,000,000,000 shares
authorized, 578,748,608 shares issued and outstanding	5,787
Shares Subscribed	(250,000)
- -
Additional paid-in capital	16,703,435
Accumulated deficit	(17,665,361)

Total stockholders' deficit	(1,205,753)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,609,473

The accompanying notes are an integral part of these financial statements.

Palomar Enterprises, Inc.
Consolidated Statements of Operations
For the Three Months and Six Months Ended June 30, 2006 and 2005
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue	$282,749	$204,012	$606,095	$378,716
Cost of goods sold	243,330	100,341	455,779	198,580

Gross profit	39,419	103,671	150,296	180,136

Operating expenses:
General and administrative	87,218	256,347	250,072	426,010
Facilities and rent	13,918	23,766	30,306	42,634
Consulting, legal and professional	482,318	121,640	2,288,473	197,334
Payroll and related costs	35,553	223,219	158,036	492,340
Total operating expenses	619,007	642,971	2,726,887	1,158,317

Loss from operations	(579,588)	(521,300)	(2,576,591)	(978,181)

Other income or (expense)
Interest expense	(82,764)	(70,845)	(181,547)	(99,295)
Minority interest in net loss/jv loss other/derivative loss	(219,546)	3,298	(225,827)	6,924
Total other income or (expense)	(302,310)	67,547	(407,374)	(92,371)

(Loss) before provision for taxes	(881,898)	(588,847)	(2,983,965)	(1,070,552)

Provision for income taxes	-	-	-	-

Net (loss)	$(881,898)	$(588,847)	$(2,983,965)	$(1,070,552)

Weighted average number of
common shares outstanding - basic	558,745,126	27,832,604	326,394,126	27,601,686

Net (loss) per share - basic	$(0.02)	$(0.152)	$(0.01)	$(1.89)

The accompanying notes are an integral part of these financial statements.

Palomar Enterprises, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2007 and 2006
(unaudited)

	For the Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities
Net (loss) for the period	$(2,983,965)	$(1,070,552)
Minority interest in net loss	30,125	1,803
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	16,600	16,178
Common stock issued for services	2,189,936	58,150
Accrued Derivative liability	244,892	-
Changes in operating assets and liabilities:
Decrease in inventory	-	-
(Increase) decrease in prepaid expenses/other	(44,043)	(6,169)
	-
Increase in accounts payable and accrued expenses	74,021	(55,089)
Net cash (used) by operating activities	(472,434)	(1,055,679)

Cash flows from investing activities
Purchase of property and equipment/sale/net	32,700	(625,083)
Purchase of notes receivable	-
Net cash (used) by investing activities	32,700	(625,083)

Cash flows from financing activities
Proceeds from note payable/net of repayments	281,462	1,275,596
Shares issued for debt reduction	(68,476)
Proceeds from sale of common stock/stock subscribed	180,946	1,543,264
Cash overdraft	10,615
Net cash provided by financing activities	404,547	2,818,860

Net increase (decrease) in cash	(35,187)	1,138,098
Cash - beginning	35,187	44,361
Cash - ending	$-	$1,182,459

The accompanying notes are an integral part of these financial statements.

Palomar Enterprises, Inc
Consolidated Statements of Cash Flows, continued
For the Six Months Ended June 30, 2007 and 2006
(unaudited)
	For the Six Months Ended
	June 30,
	2007	2006

Supplemental disclosures:
Interest paid	$22,216	$43,739
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Common stock issued for services	$2,189,936	$58,150
Preferred Shares converted to Common	9,000

.

The accompanying notes are an integral part of these financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED June 30, 2007

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

NOTE C - GOING CONCERN UNCERTAINTY

The Company has been unable to generate sufficient operating revenues and has incurred operating losses.

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

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Cash and cash equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly- liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2. Principles of consolidation

The consolidated financial statements include the accounts of the Company and its ninety eight percent interest in Blackhawk. All significant inter- company accounts and transactions have been eliminated.

The Blackhawk fund is publicly traded on the OTC B.B. (BHWK). The financials of Palomar are inclusive of all activity of The BlackHawk Fund, as well as Palomar Enterprises, on a consolidated basis. This includes all revenue, expenses, losses and operations.

3. Research and development expenses

Research and development expenses are charged to operations as incurred. There were no research and development costs incurred in the period ending June 30, 2007.

4. Advertising expenses

Advertising and marketing expenses are charged to operations as incurred. Advertising expenses for the period ending June 30, 2007 was $38,972 and in 2006 $171,696.

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

As of June 30, 2007, the deferred tax asset is related solely to the Company's net operating loss carryforward and is fully reserved.

7. Earnings (loss) per share

Basic earnings (loss) per share are computed by dividing the net income

(loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2007, the Company's outstanding warrants are considered anti-dilutive.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises' financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, FIN 48 will have on its financial position and operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS No. 157"). SFAS No157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements, however the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning November 1, 2008. The implementation of SFAS No. 157 is not expected to have a material impact on the Company's results of operations and financial condition.

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 (Topic 1N), "Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, "Accounting Changes and Error Corrections." Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years' historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year's beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006, which for Company would be its fiscal year beginning December 1, 2007. The implementation of SAB No. 108 is not expected to have a material impact on the Company's results of operations and financial condition.

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

NOTE F - RELATED PARTY TRANSACTIONS

Company pays consulting fees to the two officer's companies for management services. The consulting fees totaled 161,000 as of June 30, 2007 The Company is also a 50% joint venture partner with one of its shareholders in a property. All expenses are divided equally.

The Company advances funds periodically to its subsidiary. The total advanced to date, which is eliminated in consolidation, is $742,996.

In the first quarter 2007 400,000 shares of preferred stock series A were converted into 400,000,000 common shares by the officers.

NOTE G - PROPERTY

Property and equipment consisted of the following at June 30, 2007:

Building $1,395,612 Office equipment 27,080 Buildings held for sale 1,774,900 Total 3,197,592 Less: Accumulated depreciation (99,492) Property & equipment, net $3,098,100 ========

Assets are being depreciated from five to forty years using the straight line method.

NOTE H - NOTES PAYABLE

Notes payable at June 30, 2007 are comprised of the following:

Note payable to lending institution, original
balance of $980,000,interest at 7.5% per annum.
Requires monthly principal and interest payments
of 6,852 through 2034. Collateralized by building.                                     $  798,301

Convertible debentures payable to an investor                                         1,222,417
group, interest at 8% due March 2009.

Mortgage Payable secured by property Interest at                                  1,000,000
one over prime interest only for the first ten
years then amortized over 360 months.

Credit line from a bank up to 500,000 interest only                                      496,000
at one percent over prime.

Credit line from a bank up to $500,000 interest only
At one percent over prime                                                                              477,028

Convertible debenture, interest 8%, past due                                             325,000

Total                                                                                                              $4,318,746

Less current portion                                                                                     2,066,442
Total long-term portion                                                                             $2,252,304
                                                                                                                    =========

NOTE I - LEASES

Our lease at 120 Birmingham Dr. # 110-G Cardiff, CA. 92007 costs $975 per month. We are also a party to a lease agreement with Ikon Financial Services. We lease a copier from Ikon Financial Services for a price of $445 per month.

Note J-SIGNIFICANT EVENT

In May 2007, the Company's attorneys, were in receipt of a notification from the SEC, alleging a potential violation of The Company's employee stock incentive program dating back to 2004. The Company denies any violations occurred and is in the process of replying to the letter, but does not feel the event will have a material impact on its business.

Note K-SEGMENT INFORMATION

The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in respect of its operating segments. The Company’s reportable segment is Blackhawk Media a media and production enterprise, part of the 98% subsidiary.

The segment is managed separately because each business requires different technology and marketing strategies. The Company evaluates performance based upon operating earnings of the unit. The accounting policy of the segment are the same as those described in the summary of significant accounting policies. The corporate assets include cash. There were no significant intercompany transactions. In determining operating income (loss) by segment, general corporate expenses and other income and expense items of a non operating nature are not considered, as such items are not allocated to the Company's segments. Segment information for the six months 2007 is as follows.

Sales from Media $262,668 Cost of Sales 234,231 Gross Profit 40,697 Media Expenses 65,483 Loss from Media Segment (24,786)

Note L-DERIVATIVE LIABILITY

The Company is accounting for the conversion option in the Convertible Note and the conversion price in the Securities Purchase Agreement and the associated warrants as derivative liabilities in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” due to the fact that the conversion feature and the warrants both have a variable conversion price.

The fair value of the Convertible Note was determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation are: the exercise price as noted above; the stock price as of June 30, 2007; expected volatility of 66%; risk free interest rate of approximately 4.50%; and a term of one year.

The fair value of the Securities Purchase Agreement was determined utilizing the Black-Scholes option valuation model. The significant assumptions used in the valuation are: the exercise price as noted above; the stock price as of June 30, 2007; expected volatility of 66%; risk free interest rate of approximately 4.50%; and a term of three years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

There are several factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow. Readers are cautioned not to place undue reliance on the forward- looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-QSB to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices. Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended, December 31, 2006.

Current Business Plan

Overview

We provide brokerage services in the real estate market, as well as purchase, renovate, develop and sell residential properties. We also through our subsidiary produce infomercials and media stream advertising.

RESULTS OF OPERATIONS:

Three months ended June 30, 2007 compared to the three months ended June 30, 2006:

Total net sales and revenue were at $282,749 for the three months ending June 30, 2007 compared to $ 204,012 for the prior period. This represents an increase of 18 percent.

Our gross profit for the three months ended June 30, 2007 compared to 2006 decreased to $39,1from $103,691. This was mainly due to the fact that the profits on housing decreased and our media business results in small gross profits.

Total operating expenses for the three months ended June 30, 2007 were $619,007 compared to $642,971 for the same period in 2006.

Net loss for the period ending June 30, 2007 was $(881,898) compared to a net loss for the prior period in 2006 which was$(588,847). This increase was mainly the result of recognizing a derivative loss on our financing.

Interest expense, net for the three months ending June 30, 2007 was $82,764 The interest expense for the prior period in 2006 was $70,845. .

Six months ended June 30, 2007 compared to the six months ended June 30, 2006.

Total net sales and revenues were at $606,095 for the six months ended June 30, 2007 compared to $378,716 for the prior period, a increase of 38 percent.

Total operating expenses for the six months ended June 30, 2007 were $2,726,887 compared to 2006, which were $1,158,317. the main area of increase was stock issued for services.

Net loss was ($2,983,965) for six-month period ending June 30, 2007, compared to a loss of ($1,070,552) for the same period in 2006.

Interest expense, net for the six months ended June 30, 2007 was $181,547 compared to 99,295.

LIQUIDITY AND CAPTIAL RESOURCES:

As of June 30, 2007 we had a deficiency in working capital of $2,530,605.

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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risks and other factors set forth and discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2006 and our initial registration statement on Form SB-2, which could materially affect our business, financial condition or future results. Our projected risks, as outlined in both our Annual Report and registration statement on Form SB-2 have not substantially or materially changed and are, therefore, not restated here. These risks may not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

On or about August 6th, 2007 The Officers of Palomar Enterprises converted 350,000,000 common shares back to 350,000 shares of Preferred-A stock; which resulted in a decrease in the outstanding common stock.

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

PALOMAR ENTERPRISES, INC.

By /s/ Steve Bonenberger                                                                               Dated: August 11, 2007
Steve Bonenberger, President, Chief
Executive Officer and Director

By: /s/ Brent Fouch                                                                                         Dated: August 11, 2007

Brent Fouch, Treasurer, Chief
Financial Officer and Director