Form 10QSB
period 2007-09-30
PALOMAR ENTERPRISES INC
filed 2007-11-13
CIK 1082822

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

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

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and 2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: As of September 30, 2007, the issuer had 251,941,943 shares of its common stock issued and outstanding.

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

Palomar Enterprises, Inc.
Consolidated Balance Sheet

	September 30,2007	December 31,
	(unaudited)	2006
ASSETS:

Cash	$ 196,740	$ 35,187
Prepaids and other current assets	-	21,000
Total current assets	196,470	56,187
Other assets	172,641	69,082
Property, plant and equipment, net	3,095,244	3,147,400
Goodwill	377,248	377,248

TOTAL ASSETS	$ 3,841,873	$ 3,649,917

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$ 138,057	$ 18,321
Accrued expenses	195,371	136,314
Accrued Derivative Liability	178,759	-
Current portion of notes payable	1,587,008	2,134,265
Total current liabilities	2,263,891	2,298,900

Notes payable, long term	3,201,565	2,090,673

TOTAL LIABILITIES	5,300,760	4,379,573

MINORITY INTEREST	$ 19,038	$ 3,836

The accompanying notes are an integral part of these financial statements.

Palomar Enterprises, Inc.
Consolidated Balance Sheet, continued

September 30, 2007	December 31,
(Unaudited)	2006
STOCKHOLDERS' EQUITY:
Preferred stock, $0.00001 par value, 10,000,000 shares
authorized, no shares issued or outstanding -	-
Series A preferred stock, $0.00001 par value, 10,000,000 shares
authorized, 8,950,000 shares issued and outstanding	90	90
Series B preferred stock, $0.00001 par value, 50,000,000 shares
authorized, 30,000,000 shares issued and outstanding 300	300 330-
Series C preferred stock, $0.00001 par value, 30,000,000 shares
authorized, no shares issued or outstanding -	- -
Common stock, $0.00001 par value, 25,000,000,000 shares
authorized, 251,941,943 and 74,039,643 shares	9
Issued and outstanding 2,519	740
Shares not yet earned	Earned (1,347,434)	(207,235)
Additional paid-in capital	18,513,942	14,154,009
Accumulated deficit	(18,647,342)	(14,681,396)

Total stockholders' (deficit) equity	(1,477,925)	(733,492)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	3,841,873	3,649,917

The accompanying notes are an integral part of these financial statements.

Palomar Enterprises, Inc.
Consolidated Statements of Operations
For the Three Months and Nine Months Ended September 30, 2007 and 2006
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue	$126,506	$233,461	$732,601	$612,177
Cost of goods sold	81,929	191,344	537,708	389,924

Gross profit	44,577	42,117	194,893	222,253

Operating expenses:
General and administrative	46,063	467,539	296,135	893,549
Facilities and rent	24,504	36,616	54,810	79,249
Consulting, legal and professional	730,587	53,796	3,019,060	251,130
Payroll and related costs	215,377	215,701	373,413	708,041
Total operating expenses	1,016,531	773,652	3,743,418	1,931,969

Loss from operations	(971,954)	(731,535)	(3,548,525)	(1,709,716)

Other income or (expense)
Interest expense	(79,160)	(27,238)	(260,707)	(126,533)
Minority interest, loss on derivative,JV	69,113	1,203	(156,714)	8,127
Total other income or (expense)	(10,047)	(26,035)	(417,421)	(118,406)

(Loss) before provision for taxes	(982,001)	(757,570)	(3,965,946)	(1,828,122)

Provision for income taxes	-	-	-	-

Net (loss)	$(982,001)	$(757,570)	$(3,965,946)	$(1,828,122)

Weighted average number of
common shares outstanding - basic and fully diluted	415,345,276	35,375,307	192,778,690	30,749,661

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.02)	$(0.02)	$(0.06)

The accompanying notes are an integral part of these financial statements.

Palomar Enterprises, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2007 and 2006
(unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities
Net (loss) for the period	$(3,965,946)	$(1,828,122)
Minority interest in net loss	19,038
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	25,520	24,266
Common stock issued for services	2,273,436	95,525
Accrued Derivative Liability	178,759	-
Changes in operating assets and liabilities:
Decrease in inventory	-	-
(Increase) decrease in prepaid expenses/other	(82,559)	(25,245)
	-
Increase (decrease)in accounts payable and accrued expenses	178,793	(14,203)
Net cash (used) by operating activities	(1,372,959)	(1,747,779)

Cash flows from investing activities
Purchase of property and equipment,net	26,635	(625,083)
Minority interest in real estate j/v	-	1,622
Net cash (used) by investing activities	26,635	(623,461)

Cash flows from financing activities
Proceeds from note payable/net of repayments	563,635	1,860,869
Shares issued for Debt reduction	(88,434)
Proceeds from sale of common stock/stock subscribed	1,032,585	898,110
Proceeds from exercise of stock options
Net cash provided by financing activities	1,507,877	2,758,979
Net increase in cash	161,553	387,739
Cash - beginning	35,187	44,361
Cash - ending	$196,740	$432,100

The accompanying notes are an integral part of these financial statements.

Palomar Enterprises, Inc
Consolidated Statements of Cash Flows, continued
For the Nine Months Ended September 30, 2007 and 2006
(unaudited)

	2006	2005

Supplemental disclosures:
Interest paid	$193,632		$67,877
Income taxes paid	$-		$-

Non-cash investing and financing activities:
Common stock issued for services	$2,273,436		$95,525
Property acquired under note payable	$-	$
Common stock issued to officers	$-	$
Common stock issued to acquire sixty percent interest
in Prize Pizza, Inc.	$-	$

The accompanying notes are an integral part of these financial statements.

Palomar Enterprises, Inc
Notes to Financial Statements
For the Nine Months Ended September 30, 2007 and 2006
(unaudited)

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

Palomar Enterprises, Inc
Notes to Financial Statements
For the Nine Months Ended September 30, 2007 and 2006
(unaudited)

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

3. Research and development expenses

Research and development expenses are charged to operations as incurred. There were no research and development costs incurred in the period ending September 30, 2007.

4. Advertising expenses

Advertising and marketing expenses are charged to operations as incurred. Advertising expenses for the period ending September 30, 2007 was $100,917.

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

As of September 30, 2007, the deferred tax asset is related solely to the Company's net operating loss carryforward and is fully reserved.

Palomar Enterprises, Inc
Notes to Financial Statements
For the Nine Months Ended September 30, 2007 and 2006
(unaudited)

7. Earnings (loss) per share

Basic earnings (loss) per share are computed by dividing the net income

(loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2007, the Company's outstanding warrants are considered anti-dilutive.

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

Palomar Enterprises, Inc
Notes to Financial Statements
For the Nine Months Ended September 30, 2007 and 2006
(unaudited)

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

NOTE F - RELATED PARTY TRANSACTIONS

Company pays consulting fees to the two officer's companies for management services. The consulting fees totaled 586,000 as of September 30, 2007 The Company is also a 50% joint venture partner with one of its shareholders in a property. All expenses are divided equally.

The Company advances funds periodically to its subsidiary. The total advanced to date, which is eliminated in consolidation, is $723,996.

In the first quarter 2007 400,000 shares of preferred stock series A were converted into 400,000,000 common shares by the officers.

In the third quarter 2007 350,000,000 shares of common were converted back to preferred series a.

Palomar Enterprises, Inc
Notes to Financial Statements
For the Nine Months Ended September 30, 2007 and 2006
(unaudited)

NOTE G - PROPERTY

Property and equipment consisted of the following at September 30, 2007:

Building	$1,395,612
Office equipment	$33,145
Buildings held for sale	$1,774,900

Total	$3,203,657
Less: Accumulated depreciation	($108,413)

Property & equipment, net	$3,095,244

Assets are being depreciated from five to forty years using the straight line method.

NOTE H - NOTES PAYABLE

Notes payable at September 30, 2007 are comprised of the following:

Note payable to lending institution, original
balance of $980,000interest at 7.5% per annum.
Requires monthly principal and interest payments
of 6,852 through 2034. Collateralized by building.	$791,561

Convertible debentures payable to an investor	$1,204,345
group, interest at 8% due March 2009.

Mortgage Payable secured by property Interest at	1,440,000
7.875% and 9.25% over prime interest only for the first
ten years then amortized over 360 months.

Mortgage Payable, secured by a building 7.875%
Interest only for ten years	496,000

Credit line from a bank up to 500,000 interest only	497,667
at one percent over prime.

Note Payable to a vendor in monthly installments
Of $3,000	34,000
Convertible debenture, interest 8%, past due	325,000

Total	$4,788,573

Less current portion	1,587,008

Total long-term portion	$3,201,565

Palomar Enterprises, Inc
Notes to Financial Statements
For the Nine Months Ended September 30, 2007 and 2006
(unaudited)

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

The segment is managed separately because each business requires different technology and marketing strategies. The Company evaluates performance based upon operating earnings of the unit. The accounting policy of the segment are the same as those described in the summary of significant accounting policies. The corporate assets include cash. There were no significant intercompany transactions. In determining operating income (loss) by segment, general corporate expenses and other income and expense items of a non operating nature are not considered, as such items are not allocated to the Company's segments. Segment information for the nine months 2007 is as follows:

Sales from Media	$296,713

Cost of Sales	251,303

Gross Profit	45,410

Media Expenses	253,495

Loss from Media Segment	($208,045)

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
The fair value of the Convertible Note was determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation are: the exercise price as noted above; the stock price as of September 30, 2007; expected volatility of 66%; risk free interest rate of approximately 4.50%; and a term of one year.

The fair value of the Securities Purchase Agreement was determined utilizing the Black-Scholes option valuation model. The significant assumptions used in the valuation are: the exercise price as noted above; the stock price as of September 30, 2007; expected volatility of 66%; risk free interest rate of approximately 4.50%; and a term of three years.

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

RESULTS OF OPERATIONS:

Three months ended September 30, 2007 compared to the three months ended September 30, 2006:

Total revenue was $126,506 for the three months ending September 30, 2007 compared to $ 233,461 for the prior period. This represents an decrease of 45.4 percent. The main reason for the decrease is the softening of the housing market.

Our gross profit for the three months ended September 30, 2007 compared to 2006 was $44,577 compared to $42,117.

Total operating expenses for the three months ended September 30, 2007 were $1,016,531 compared to $773,652 for the same period in 2006, with the biggest increases deriving from stock for services.

Net loss from operations for the period ending September 30, 2007 was $(971,954) compared to a net loss for the prior period in 2006 which was$(731,535). t

Interest expense, net for the three months ending September 30, 2007 was $79,160 The interest expense for the prior period in 2006 was $27,238. This increase was due to the higher amount of debt incurred.

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

Total net sales and revenues were at $732,601 for the nine months ended September 30, 2007 compared to $612,177 for the prior period. The reason for the increase was due to the new media business which was started in 2007.

Our gross profit for the nine months ended September 30, 2007 compared to 2007 decreased to 194,893 from $222,253

Total operating expenses for the nine months ended September 30, 2007 were $3,743,418 compared to 2006, which were $1,931,969.

Net loss was ($3,548,525) for nine-month period ending September 30, 2007, compared to a loss of ($1,709,716) for the same period in 2006.

Interest expense, net for the nine months ended September 30, 2007 was $260,707 compared to 126,533.

LIQUIDITY AND CAPTIAL RESOURCES

As of September 30, 2007 we had a deficiency in working capital of $2,067,421.

Cash used by financing activities totaled $1,507,877, mainly from stock sales and refinancing of the mortgage.

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

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

None.

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

PALOMAR ENTERPRISES, INC.
Dated: November 7 , 2007                                                                   By: /s/ Steve Bonenberger
Steve Bonenberger, President, Chief Executive Officer and Director

By: /s/ Brent Fouch
Brent Fouch, Treasurer, Chief Financial Officer and Director