Form 10KSB
period 2007-12-31
PALOMAR ENTERPRISES INC
filed 2008-03-31
CIK 1082822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

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
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, as defined in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined By rule 12b-2 of the Securities Exchange Act) Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year: $731,847.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of January 28, 2008 : $330,410

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of January 28, 2008: 261,841,643 shares of common stock.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

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

On May 16, 2003, the new board of directors elected the following officers:

NAME                                             OFFICE(S)
Steven Bonenberger                     President, Secretary and Chief Executive Officer

Brent Fouch                                   Chief Operating Officer and Treasurer

On November 29, 2004, we acquired control of Zanwell Inc., a Nevada corporation , by purchasing shares of the series A, series B and series C preferred stock of Zanwell. Zanwell’s business was the selling of higher end previously owned automobiles. On January 3, 2005, we changed the name to the Blackhawk Fund, our 88.52% owned subsidiary and  ave now entered the Media and Real Estate Development Business.

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

CORPORATE OFFICES

Our executive office is located at 1802 N. Carson Street, Suite 212, Carson City, Nevada, 89701, telephone number (775) 887-0670.

EMPLOYEES

We have four full-time employees and two part-time employees as of December 31, 2007. We also have seven independent agents working for The Company. As we grow, we will need to attract an unknown number of additional qualified employees and independent agents. Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed. None of our employees are currently represented by a labor union. We expect to have a ready source of available labor to support our growth.

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

Our goal is to double the work force of the Financial Services Division in the fiscal year 2008. For further reference, please visit www.thepalomargroup.com.

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

Business Development Division, which operates under our subsidiary, “The Blackhawk Fund”. This division develops and acquires businesses that have the highest potential profit margins and growth. The division in 2007 entered the media business to develop and market companies via radio and television. These shows will generate revenue through advertising sponsors looking to reach a target audience through the national airing of these television shows. The division currently holds two real estate properties for sale, which have been developed, improved and ready for sale.

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

TRENDS, RISKS AND UNCERTAINTIES .

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

- expanded real estate sales and stabilized the number of our mortgage home loan agents.

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

Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. During 2007 and 2006, our common stock was sold and purchased at prices that ranged from a high of $.048 to a low of $.0015 per share. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity because the price for our common stock may suffer greater declines due to its price volatility.

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

ITEM 2. DESCRIPTION OF PROPERTY.

We lease office space at 1802 N. Carson Street, Suite 212, Carson City, Nevada, 89701. Our Carson Street lease costs $100 per month and is scheduled to expire on December 31, 2008. Our management team occupies office space at 120 Birmingham, Suite 120-C, Cardiff, California 92007. The Birmingham lease costs $950 per month and is scheduled to expire on December 31, 2008.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is noted on the OTC Bulletin Board under the symbol "PLMIF.OB" These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

CALENDAR YEAR 2007	HIGH	LOW
First Quarter	.048	.006
Second Quarter	.016	.006
Third Quarter	.008	.005
Fourth Quarter	.0015	.001

CALENDAR YEAR 2006	HIGH	LOW
First Quarter	.095	.03
Second Quarter	.03	.02
Third Quarter	.014	.03
Fourth Quarter	.0045	.013

As of January 28, 2008, we had 261,841,643 shares of our common stock outstanding. Our shares of common stock are held by approximately 600 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

The following table provides information about purchases by us and our affiliated purchasers during the quarter ended December 31, 2006 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans share (or unit)	Total number of shares (or units)	Average price paid per Period programs	Total number of shares (or units) purchased as part of publicly announced plans or purchased or programs

October-05	-0-	-0-	-0-
November-05	-0-	-0-	-0-
December-05	-0-	-0-	-0-

Total	-0-	-0-	-0-

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

MANAGEMENT'S PLAN OF OPERATIONS

GENERAL.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2006.

REVENUE

Revenue for the 12 months ended December 31, 2007 was 731,846 compared to $683,223 for the 12 months ended December 31, 2006, an increase of $48,623 or approximately 6.7 percent. Revenue increased as a result of increases the media business.

We expect to generate additional revenues during the coming 12 months due to increased marketing and real estate personnel.

COST OF REVENUE

Cost of revenue was $520,636 for the year ended December 31, 2007, compared to 435,972 cost of revenue for the year ended December 31, 2006. Costs as a percentage of sales was 72.5% in 2007 compared to 63.8% in 2006.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses ("G&A") were $823,294 for the 12 months ended December 31, 2007, compared to $1,060,773 for the 12 months ended December 31, 2006, an decrease of $237,479 or approximately 22.4 percent. The main decrease in costs were for marketing and advertising.

CONSULTING, LEGAL AND PROFESSIONAL

Consulting, Legal and Professional was $2,778,880 compared to $444,923 or a increase of 2,333,957. The main cause of the increase was  stock for services which increased from $236,650 to $2,273,481

PAYROLL AND RELATED

Payroll and Related Services decreased to $381,224 from $818,013 a decrease of $436,789 or approximately 53.4%. The decrease was due to a recatorgization of employees to consultants .

LIQUIDITY AND CAPITAL RESOURCES

We intend to continue to find ways to expand our business through increased marketing and word of mouth. We believe that revenues and earnings will increase as we grow. We anticipate that we will incur smaller losses in the near future if we are able to expand our business.

During the 12 months ended December 31, 2007, we generated cash from financing activities of $1,378,852. We used cash in operating activities of $1,423,382.

At December 31, 2007 our current liabilities exceeded our current assets by $3,339,453 which results in a capital deficiency.

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

Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on our consolidated financial statements

We adopted SFAS No. 142. Under the new rules, we will no longer amortize goodwill and other intangible assets with indefinite lives, but such
In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on our results of operations or financial position.

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

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our directors and executive officers are:

NAME                                                              AGE                    POSITIONS                                                                                                             POSITION HELD SINCE

Brent Fouch                                                       38                      Secretary, director and chief financial officer                                                                   2003

Steve Bonenberger                                           51                      President, director and chief executive officer                                                                 2003

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
  Compliance with applicable governmental laws, rules and regulations;
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

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Comp.

Name and		Annual		Other
Position(s)	Year	Salary	Bonus	Comp.	Awards	Payouts

Steven Bonenberger	2007	$328,000	0	0	0	0
President, Director, CEO and Principal
E xecutive Officer

Brent Fouch	2007	$328,000	0	0	0	0
Secretary, Director, CFO
and Principal Financial Officer

EMPLOYMENT AGREEMENTS

None.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 20067information concerning ownership of our securities by:

  Each person who owns beneficially more than five percent of the outstanding shares of our common stock;
  Each person who owns beneficially outstanding shares of our preferred stock;
  Each director;
  Each named executive officer; and
  All directors and officers as a group.

Name and Address of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (2)
	Number	Percent	Number		Percent

Steve Bonenberger	57,625	0.02	4,475,000		50	(3)
Brent Fouch	57,625	0.02	4,475,000	(3)	50	(3)

All directors and officers as a group (two persons)	115,250	0.04	8,950 ,000	(3)	100	(3)

(1) Unless otherwise indicated, the address for each of these stockholders is c/o Palomar Enterprises, Inc., 1802 N. Carson Street, No.212-2705 Carson City, Nevada 89701. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to the shares of our common and preferred stock which he beneficially owns.

(2) Beneficial ownership is determined in accordance with the rules of the SEC. As of December 31, 2007, the total number of outstanding shares of the common stock is and the number of shares of our Series A preferred stock is.

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
** Previously Filed
* Filed Herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by Gruber & Company, LLC for professional services rendered for the audit of Palomar Enterprises, Inc.'s financial statements for the fiscal year 2007 were $33,000.

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

GRUBER & COMPANY, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
PALOMAR ENTERPRISES, INC.

We have audited the accompanying consolidated balance sheet of Palomar Enterprises, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Palomar Enterprises, Inc. as of December 31, 2007 and 2006 and the results of its consolidated operations and cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

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

Gruber & Company, LLC
Lake Saint Louis, Missouri
February 25, 2008

PALOMAR ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31,

	2007	2006
Assets

Current assets
Cash and equivalents	17,292	35,187
Prepaid expenses	24,533	21,000

Total current assets	41,825	56,187

Property and equipment, net of accumulated depreciation of $115,227 and 82,892	3,088,430	3,147,400
Other Assets	93,822	69,082
Goodwill	377,248	377,248

Total assets	3,601,325	3,649,917

Liabilities and shareholders' equity

Current liabilities
Notes payable	2,553,155	2,134,265
Accounts payable and Accrued Expenses	229,983	154,635
Accrued Derivative Liability	598,140	-

Total current liabilities	3,381,278	2,288,900

Notes payable, net of current maturities	2,201,700	2,090,673

Total liabilities	5,582,978	4,379,573

Minority interest	141,531	3,836

Stockholders' equity

Series A preferred stock, $0.00001 par value, 10,000,000 shares authorized, 9,000,000 shares issued or outstanding	90	90
Series B preferred stock, $0.00001 par value, 50,000,000 shares authorized, 30,000,000 shares issued and outstanding	300	300
Series C preferred stock, $0.00001 par value, 30,000,000 shares authorized, no shares issued or outstanding	2,618	740
Common stock, $0.00001 par value, 25,000,000,000 shares authorized,261,841,643 and 74,039,643 issued and outstanding
Additional paid-in capital	17,555,906	14,154,009
Subscription receivable	(488,951)	(207,235)
Accumulated deficit	(19,193,507)	(14,681,396)

Total shareholders' equity	(2,123,184)	(733,492)

Total liabilities and shareholder's equity	3,601,325	3,649,917

The accompanying notes are an integral part of these financial statements.

PALOMAR ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended
	December 31,	December 31,
	2007	2006

Revenues	$731,847	$683,223

Cost of sales	520,636	435,972

Gross margin	211,211	247,251
	.	.
Operating expenses
General and administrative	823,294	1,060,773
Facilities and Rent	83,549	115,520
Consulting, legal and professional	2,778,880	444,923
Payroll and related costs	381,224	818,013

Total costs and expenses	4,066,967	2,439,229

Operating loss	(3,855,756)	(2,191,978)
Other Income (Expense)
Loss on derivative liability	(600,389)
Interest expense	(293,764)	(269,080)
Minority interest in net loss/and other venture loss	237,798	21,529

Total other income (expense)	(656,355)	(247,551)

Net income (loss)	$(4,512,111)	$(2,439,529)

Weighted average number of common
shares outstanding	327,735,478	43,037,163

Net income (loss) per share	$(0.014)	$(0.057)

The accompanying notes are an integral part of these financial statements.

PALOMAR ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007AND 2006

			Series A	Series A	Series B	Series B	Additional	Shares				Retained	Total
	Common	Common	Preferred	Preferred	Preferred	Preferred	Paid-in	Not Yet	Treasury Stock		Subscription	Earnings	Shareholders'
	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Earned	Shares	Amount	Receivable	(Deficit)	Equity
Balance January 1, 2006	22,218,758	273	9,000,000	90	33,000,000	330	14,027,387	(13,125)	-	-	(1,230,769)	(12,241,867)	542,316

Common Stock issued for services	29,130,000	291					235,859						236,150
Common Stock issued for cash	17,690,885	176					843,177						843,353

Subscription Received							(952,414)	13,125			1,023,534		84,245
Preferred Stock Cancelled					(3,000,000)	(30)							(30)

Net Loss for the year ended December 31, 2006												(2,439,529)	(2,439,529)

Balance December 31, 2006	74,039,643	740	9,000,000	90	30,000,000	300	14,154,009	-	-	-	(207,235)	(14,681,396)	(733,492)

Common Stock issued for services	494,600,000	4,946					2,268,538						2,273,484

Proceeds	7,092,885	71					1,031,547				(281,356)		750,262

Shares issued for debt reduction	39,208,965	392					98,281						98,673

Cancellation	(353,099,850)	(3,531)					3,531						-

Net Loss for Year												(4,512,111)	(4,512,111)

Balance December 31, 2007	261,841,643	2,618	9,000,000	90	30,000,000	300	17,555,906				(488,591)	(19,193,507)	(2,123,184)

PALOMAR ENTERPRISES, INC.
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006
Cash flows from operating activities

Net (loss)	$(4,512,111)	$(2,439,529)
Minority interest in net loss	137,695	(3,836)
Adjustments to reconcile net income to net
cash provided by (used by) operations:
Depreciation	32,335	33,738
Common stock issued for services	2,273,484	236,150
Changes in assets and liabilities:
Other assets	(28,273)	(10,015)
Accounts payable and accrued liabilities	673,488	30,000

Net cash used by operating activities	(1,423,382)	(2,153,492)

Cash flows from investing activities
Capital expenditures	26,635	(815,170)

Net cash used in investing activities	26,635	(815,170)

Cash flows from financing activities
Proceeds from notes payable	529,917	2,053,615
Proceeds from sale of common stock	750,262	905,903
Cancelled sale of preferred stock		(30)
Stock issued for reduction of debt	98,673	-

Cash flows from financing activities	1,378,852	2,959,488

Net increase (decrease) in cash	(17,895)	(9,174)

Cash, beginning of period	35,187	44,361

Cash at end of period	$17,292	$35,187

Supplemental cash flow information:
Interest paid	$111,143	$111,143

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

2. Principles of consolidation

The consolidated financial statements include the accounts of the Company and its 88.52 percent interest in Blackhawk. All significant inter- company accounts and transactions have been eliminated.

The Blackhawk fund is publicly traded on the OTC B.B. (BHWK). The financials of Palomar are inclusive of all activity of The BlackHawk Fund, as well as Palomar Enterprises, on a consolidated basis. This includes all revenue, expenses, losses and operations.

3. Research and development expenses

Research and development expenses are charged to operations as incurred. There were no research and development costs incurred in the periods ending December 31, 2007 and 2006.

4. Advertising expenses

Advertising and marketing expenses are charged to operations as incurred. Advertising expenses for the periods ending December 31, 2007 and 2006 was $ 150,964 and $367,837

5. Revenue recognition

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

As of December 31, 2007, the deferred tax asset is related solely to the Company's net operating loss carry forward and is fully reserved.

7. Earnings (loss) per share

Basic earnings (loss) per share are computed by dividing the net income

(loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2007, the Company's outstanding warrants are considered anti-dilutive.

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

NOTE F - RELATED PARTY TRANSACTIONS

Company pays consulting fees to the two officer's companies for management services. The consulting fees totaled 656,000 for the year ended December 31, 2007.  The Company is also a 50% joint venture partner with one of its shareholders in a property. All expenses are divided equally.

The Company advances funds periodically to its subsidiary. The total advanced to date, which is eliminated in consolidation, is $762,996.

In the first quarter 2007 400,000 shares of preferred stock series A were converted into 400,000,000 common shares by the officers.

In the third quarter 2007 350,000,000 shares of common were converted back to preferred series a.

NOTE G - PROPERTY

Property and equipment consisted of the following at December 31, 2007:

Building	$1,395,612
Office equipment	33,145
Buildings held for sale	1,774,900
Total	3,203,657
Less: Accumulated depreciation	(115,227)
Property & equipment, net	$3,088,430

Assets are being depreciated from five to forty years using the straight line method.

NOTE H - NOTES PAYABLE

Notes payable at December 31, 2007 are comprised of the following:

Note payable to lending institution, original
balance of $980,000interest at 7.5% per annum.
Requires monthly principal and interest payments
of 6,852 through 2034. Collateralized by building.	$785,810

Convertible debentures payable to an investor	$1,192,220
group, interest at 8% due no later than March 2009.

Mortgage Payable secured by property Interest at	1,440,000
7.875% and 9.25% over prime interest only for the first ten
years then amortized over 360 months.
Mortgage Payable, secured by a building 7.875%
Interest only for ten years	496,000
Credit line from a bank up to 500,000 interest only	493,825
at one percent over prime.
Note Payable to a vendor in monthly installments
Of $3,000	22,000
Convertible debenture, interest 8%, past due	325,000

Total	$4,754,855

Less current portion	2,553,155
Total long-term portion	$2,201,700

NOTE I - LEASES

Our lease at 120 Birmingham Dr. # 110-G Cardiff, CA. 92007 costs $975 per month. We are also a party to a lease agreement with Ikon Financial Services. We lease a copier from Ikon Financial Services for a price of $445 per month.

Note J-SIGNIFICANT EVENT

In May 2007, the Company's attorneys, were in receipt of a notification from the SEC, alleging a potential violation of The Company's employee stock incentive program dating back to 2004. The Company denies any violations occurred. In February 2008 the company settled this complaint with no financial penalty imposed.

Note K-SEGMENT INFORMATION

The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in respect of its operating segments. The Company’s reportable segment is Blackhawk Media a media and production enterprise, part of the 88.52 subsidiary.

The segment is managed separately because each business requires different technology and marketing strategies. The Company evaluates performance based upon operating earnings of the unit. The accounting policy of the segment are the same as those described in the summary of significant accounting policies. The corporate assets include cash. There were no significant intercompany transactions. In determining operating income (loss) by segment, general corporate expenses and other income and expense items of a non operating nature are not considered, as such items are not allocated to the Company's segments. Segment information for  2007 is as follows.

Sales from Media	$283,323

Cost of Sales	234,231

Gross Profit	48,992

Media Expenses	267,605

Loss from Media Segment	(218,613)

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
The fair value of the Convertible Note was determined utilizing the Black-Scholes stock option valuation model.  The significant assumptions used in the valuation are:  the exercise price as noted above; the stock price as of December 31, 2007; expected volatility of 66%; risk free interest rate of approximately 4.50%; and a term of two years.

Note M-COMMON STOCK TRANSACTIONS

On a consolidated basis the Company issued 187,802,000 shares of stock during the year ended December 31, 2007 of which 494,600,000 shares were issued for services valued at market totaling $2,273,484. In addition the company issued 7,092,885 shares for proceeds of $750,262 and issued shares of 39,208,965 for debt reduction of $98,673. The company also cancelled shares of 353,099,850.

Note N – SUBSEQUENT EVENTS

On February 4th, 2008, The Company implemented a 300:1 reverse split of their common stock. The adjusted capitalization will be reflected on the first quarter, 2008 financials 10QSB.