Form 10-Q
period 2008-03-31
ANGEL ACQUISITION CORP.
filed 2008-05-20
CIK 1082822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

Form 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from ______________ to ______________

Commission File Number: 000-32829

ANGEL ACQUISITION CORP.
 (Exact name of small business issuer in its charter)

Nevada	06-1588136
(State of incorporation)	(IRS Employer ID Number)

1802 N. Carson Street, Suite 212-3018, Carson City, Nevada	89701
(Address of principal executive offices)	(Zip Code)

(775) 887-0670
(Issuer's telephone number)

(Former name, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                                  Accelerated filer ☐

Non-accelerated filer ☐                                                                                                                   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 19, 2008, the issuer had 1,439,201 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐    No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited interim financial statements of Angel Acquisition Corp. ("Angel") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Angel’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2006 as reported in the 10-KSB have been omitted.

ANGEL ACQUISITION CORP.
CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2008
(UNAUDITED)

ASSETS
Cash	$3,852
Prepaids and other current assets	829

Total current assets	4,681

Property, plant and equipment, net of
accumulated depreciation of $91,057	3,088,733
Other Assets	306,717
Goodwill	377,248

TOTAL ASSETS	$3,769,379

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable	$55,629
Accrued Expenses	322,258
Current portion of notes payable	2,549,884

Total current liabilities	2,927,771

Note payable, long term	2,195,386
Accrued Derivative Liability	326,562

TOTAL LIABILITIES	5,449,719

MINORITY INTEREST	177,069

STOCKHOLDERS' EQUITY:
Series A preferred stock, $0.00001 par value, 10,000,000 shares
authorized, 9,000,000 shares issued or outstanding	90
Series B preferred stock, $0.00001 par value, 50,000,000 shares
authorized, 30,000,000 shares issued or outstanding	300
Series C preferred stock, $0.00001 par value, 30,000,000 shares
authorized, No shares issued and outstanding	-
Common stock, $0.00001 par value, 25,000,000,000 shares
authorized, 1,439,201 shares issued;
and outstanding	14
Shares not yet earned	(227,000)
Additional paid-in capital	17,718,774
Accumulated deficit	(19,349,587)

Total stockholders' equity	(1,857,409)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,769,379

The accompanying notes are an integral part of these financial statements.

ANGEL ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007

Revenues	$133,433	$323,346
Cost of goods sold	34,737	212,469

Gross profit	98,696	110,877

Operating expenses
General and administrative	202,850	162,854
Facilities and rent	6,801	16,368
Consulting, legal and professional	245,751	1,806,155
Payroll and related costs	18,020	122,483

Total operating expenses	473,422	2,107,880

Loss from operations	(374,726)	(1,997,003)

Interest expense	(93,006)	(98,783)
Minority interest	46,603	25,494
Other	(6,529)	5,775
Derivitve liability	271,578	(26,000)

Net loss	$(156,080)	$(2,102,067)

Net loss per share of common stock- basic and diluted	$(0.11)	(2.06)

Weighted average number of shares of common stock outstanding	1,369,639	1,021,302

The accompanying notes are an integral part of these financial statements.

ANGEL ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007

Cash flows from operating activities:
Net loss for the period	$(156,080)	$(2,102,067)
Minority Interest in Net Loss	35,538	9,353
Adjustments to reconcile net loss to net cash used by operating activities:

Depreciation	7,697	8,165
Common stock issued for services	155,850	1,709,600
Changes in assets and liabilities:
Prepaid Expenses	207	(1,000)
Other assets	(189,398)	(3,303)
Accounts payable and accrued liabilities	147,904	58,580

Net cash used in operating activities	1,718	(320,672)

Cash flows from investing activities:
Purchase of property and equipment	-	(82,300)
Sale of Property	-	115,000

Net cash used in investing activities	-	32,700

Cash flows from financing activities:
Proceeds from notes payable/net of
repayments	-	157,593
Proceeds from subscribed stock	24,920	94,946
Proceeds from sale of common stock	141,361	77 000
Changes in Derivative liability	(271,578)	26,000
Shares not yet issued	99,724	9,000
Shares issued for reduction of debt	(9,585)	(30,993)

Net cash flow from financing activities	(15,158)	297,146

Net Increase (decrease) in cash	(13,440)	10,044
Cash at beginning of period	17,292	35,187

Cash at end of period	3,852	44,361

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest Paid	$55,401	$67,423

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued to satisfy liabilities	$9,585	$30,993

The accompanying notes are an integral part of these financial statements.

ANGEL ACQUISTION CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED March 31, 2008

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Angel Acquisition Corp. (formerly Palomar Enterprises, Inc.) was incorporated on March 10, 1999 in accordance with the laws of the State of Nevada.

Effective April 21, 2008 Palomar changed its name to Angel Acquisition Corp to properly reflect the change in business direction.

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

The Company has now changed its direction and while continuing in the mortgage business is now concentrating on taking private companies public.

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

2. Principles of consolidation/Basis of Presentation

The consolidated financial statements include the accounts of the Company and its 88.52 percent interest in Blackhawk. All significant inter- company accounts and transactions have been eliminated.

The Blackhawk fund is publicly traded on the OTC B.B. (BHWK). The financials of Angel are inclusive of all activity of The BlackHawk Fund, as well as Angel, on a consolidated basis. This includes all revenue, expenses, losses and operations.

On February 5, 2008 the Company effectuated a 300 to 1 reverse stock split-all financial statements have been retroactively stated to record this reverse split.

3. Research and development expenses

Research and development expenses are charged to operations as incurred. There were no research and development costs incurred in the periods.

4. Advertising expenses

Advertising and marketing expenses are charged to operations as incurred. Advertising expenses for the periods ending March 31, 2008 and 2007 was $ 28,249 and 12,344.

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

7. Earnings (loss) per share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2008, the Company's outstanding warrants are considered anti-dilutive.

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

NOTE F - RELATED PARTY TRANSACTIONS

Company pays consulting fees to the two officer's companies for management services. The consulting fees totaled $69,000 for the period ended March 31, 2008.  The Company is also a 50% joint venture partner with one of its shareholders in a property. All expenses are divided equally.

The Company advances funds periodically to its subsidiary. The total advanced to date, which is eliminated in consolidation, is $$725,896.

NOTE G – PROPERTY

Property and equipment consisted of the following at March 31, 2008:

Building	$1,395,612
Office equipment	33,145
Buildings held for sale	1,774,900

Total	3,203,657
Less: Accumulated depreciation	(122,924)

Property & equipment, net	$3,080,733

Assets are being depreciated from five to forty years using the straight line method.

NOTE H - NOTES PAYABLE

Notes payable at March 31, 2008 are comprised of the following:

Note payable to lending institution, original balance of $980,000interest at 7.5% per annum. Requires monthly principal and interest paymentsof 6,852 through 2034. Collateralized by building.	$779,950

Convertible debentures payable to an investor group, interest at 8% due no later than March 2009.	$1,188,320

Mortgage Payable secured by property Interest at 7.875% and 9.25% over prime interest only for the first ten years then amortized over 360 months.	1,440,000

Mortgage Payable, secured by a building 7.875% Interest only for ten years	496,000

Credit line from a bank up to 500,000 interest only at one percent over prime.	497,000

Note Payable to a vendor in monthly installments Of $3,000	19,000

Convertible debenture, interest 8%, past due	325,000

Total	$4,745,270

Less current portion	2,549,884

Total long-term portion	$2,195,386

NOTE I - LEASES

Our lease at 120 Birmingham Dr. # 110-G Cardiff, CA. 92007 costs $975 per month. We are also a party to a lease agreement with Ikon Financial Services. We lease a copier from Ikon Financial Services for a price of $445 per month.

NOTE J - SIGNIFICANT EVENT

In May 2007, the Company's attorneys, were in receipt of a notification from the SEC, alleging a potential violation of The Company's employee stock incentive program dating back to 2004. The Company denies any violations occurred. In February 2008 the company settled this litigation with no financial penalty imposed.

NOTE  K - DERIVATIVE LIABILITY

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

The fair value of the Convertible Note was determined utilizing the Black-Scholes stock option valuation model.  The significant assumptions used in the valuation are:  the exercise price as noted above; the stock price as of March 31, 2008; expected volatility of 66%; risk free interest rate of approximately 4.50%; and a term of one year.

NOTE L - COMMON STOCK TRANSACTIONS

 On December 31, 2007 the Company had 261,748,758 shares issued. It then issued 3,747,142 shares to February 5, 2008 which then totaled 258,495,900 shares. On February 6, 2008 the company effectuated a reverse stock split of 300 to 1 which then resulted in 861,653 shares. The company then issued 565,000 shares for services, and 12,548 shares for debt.

Item 2. Management's Discussion and Analysis or Plan of Operations

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

There are several factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow. Readers are cautioned not to place undue reliance on the forward- looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-QSB to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices. Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended, December 31, 2007.

Management's Plan of Operations

Reverse Stock Split

Effective February 4, 2008 we implemented a one for 300 reverse split of its issued and outstanding shares of our common stock (the “Reverse Split”).  Following the Reverse Split, the number of issued and outstanding shares of our common stock was reduced to approximately 849,163 in accordance with the one for 300 Reverse Split ratio.  The number of our authorized common shares remained at 25,000,000,000, and the par value of our common and preferred stock remained at $0.00001 per share following the Reverse Split.  The authorized, issued and outstanding preferred shares were not affected by the Reverse Split.  The authorized, issued and outstanding shares of Class B Common Stock were not affected by the Reverse Split

Subsequent Events

Effective April 21, 2008 we completed the steps necessary to change our corporate name from “Palomar Enterprises, Inc.” to “Angel Acquisition Corp.” (“Name Change”).  The Name Change was accomplished by filing an amendment to the Registrant’s Articles of Incorporation with the Secretary of State of Nevada effective on April 21, 2008.

The name change was approved by our Board of Directors and by a majority shareholder vote without conducting a shareholders’ meeting as permitted by the Nevada law.

On April 24, 2008, we entered into a Stock Purchase Agreement with Terminus, Inc. (“Terminus”) pursuant to which Terminus purchased 10,000,000 shares of Series C Preferred Stock of The Blackhawk Fund, a Nevada corporation, from us for $363,000.

Current Business Plan

Real Estate Services

We currently provide brokerage services in the real estate market, as well as purchase, renovate, develop and sell residential properties. We also through our subsidiary produce infomercials and media stream advertising

Future Acquisition Strategy

While we will be continuing to pursue our real estate activities, we also plan to acquire profitable businesses in a variety of sectors and industries, for the purpose of developing and subsequently spinning off each successful venture to our shareholders as a publicly traded company.  We plan to obtain a majority interest in each business we will acquire, creating several subsidiaries that consolidate financials on Angel’s balance sheet. Through these acquisitions, Angel’s mission is to maximize shareholder wealth and to experience aggressive growth with diversified holdings in several industry sectors.  Angel’s management plans to investigate and analyze private companies, operating with high profit margins or operating in markets with high profit potential ,as possible candidates for an acquisition proposal.

Upon acquisition of a new subsidiary, the new subsidiary can further its growth through the financial and industrial guidance provided by Angel.  Angel would be paid fees for administrative costs associated with the acquisition and spin-off, as well as retaining an equity position in each company that is spun-off.  Once the subsidiary is ready to enter the public marketplace, Angel and its shareholders would receive a stock dividend in the newly formed public company.  This process aims at providing shareholders of Angel with diversified holdings in several public companies

Future Environment-Friendly Strategy

We also plan to diversify our business model and employ new strategies in the near future, designed to further enhance shareholder value.  We plan to become involved with projects which are ecologically sound, help reduce America’s carbon footprint and other activities and projects geared toward the “greening” of America.  We may become involved in distribution of various environment-friendly products via the world wide web and are currently developing a plan to support artists, musicians, cinematography and the arts who promote and support renewable energy projects.  We plan to add to our revenue stream by soliciting purchases of books and other downloadable products from individuals and businesses on a periodic basis and using a portion of the revenue received from such purchases toward our “greening” of America business model.  The Company plans to use the funds from the sales of downloaded materials to develop new ecologically-sound strategies and donate to local charities and causes which support various renewable energy projects.  The increased revenues will be used to develop the Company’s business plans at the sole discretion of the Company’s board of directors.

Results of Operations

Continuing operations

Revenue

Three months ended March 31, 2008 compared to the three months ended March 31, 2007. Total revenues were at $133,433 for the three months ended March 31, 2008 compared to $323,346 for the prior period, a decrease of59%  Sales decrease is a result economic factors in the real estate industry as well as us beginning to concentrate on our new business plan.

Total operating expenses for the three months ended March 31, 2008 compared to 2007 decreased  to $473,422 from $2,107,880 in the prior period. This  decrease  was largely due less  stock for services  and less expenditures company wide.

Net loss for the three months ended March 31, 2008 was $156,080 compared to a net loss of $2,102,067 for the same period in 2007. Again, the decrease in loss attributable to stock for services.

Liquidity and Capital Resources

As of March 31, 2008, we had a deficiency in working capital of $2,923,090.

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

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 (Topic 1N), "Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, "Accounting Changes and Error Corrections." Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years' historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year's beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006, which for Company would be its fiscal year beginning December 1, 2007. The implementation of SAB No. 108 is not expected to have a material impact on the Company's results of operations and financial condition..

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In May 2007, the Company's attorneys, were in receipt of a notification from the SEC, alleging a potential violation of The Company's employee stock incentive program dating back to 2004. The Company denies any violations occurred. In February 2008 the company settled this litigation with no financial penalty imposed

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Effective February 4, 2008, the holders of the majority of the voting power of our outstanding capital stock voted to approve a reverse split of our common stock on the basis of one post-consolidation share for each 300 pre-consolidation shares.  The majority stockholders acted by written consent without a meeting.  The majority stockholders approved the reverse split by a vote equivalent to a vote of 8,984,575,004 shares of common stock, which number exceeded the majority of the issued and outstanding shares of our common stock on the record date.

An information statement was filed by us with the SEC and furnished to each stockholder of record in regards with this corporate action.

Effective April 21, 2008, the holders of the majority of the voting power of our outstanding capital stock voted to approve a change in our corporate name to “Angel Acquisition Corp.”  .  The majority stockholders acted by written consent without a meeting.  The majority stockholders approved the name change by a vote equivalent to a vote of 8,950,098,268 004 shares of common stock, which number exceeded the majority of the issued and outstanding shares of our common stock on the record date.

An information statement was filed by us with the SEC and furnished to each stockholder of record in regards with this corporate action.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Identification of Exhibit

3.1**	Articles of Incorporation.
3.2**	Articles of Amendment to Articles of Incorporation.
3.3**	Articles of Amendment to Articles of Incorporation
3.4**	Certificate of Change.
3.5**	Certificate of Correction to the Certificate of Change.
3.6**	Certificate of Amendment to the Certificate of Designation for the Series B Preferred Stock.
3.7**	Certificate of Designation for the Series A Preferred Stock.
3.8**	Certificate of Designation for the Series C Preferred Stock.
3.9**	Articles of Amendment to Articles of Incorporation
3.10 **	Articles of Amendment to Articles of Incorporation
3.11**	Bylaws.
10.1**	Steven Bonenberger Employment and Stock Purchase Agreement.
10.2**	Brent Fouch Employment and Stock Purchase Agreement.
10.3**	Joint Venture Agreement with Prize Pizza, LLC
10.4**	Joint Venture Agreement with K&S Family Entertainment.
10.5**	Purchase Agreement dated November 9, 2004, between Robert C. Simpson and Palomar Enterprises, Inc.
10.6**	Stock Purchase Agreement dated April 24, 2008 by and among Terminus, Inc., The Blackhawk Fund and Angel Acquisition Corp.
14**	Code of Ethics
21**	Subsidiaries
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

32.2*
Certification of Brent Fouch, Treasurer, Chief Financial Officer and Director of Palomar Enterprises, Inc., pursuant to 18 U.S.C Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.   ** Previously Filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Angel Acquisition Corp.

Dated: May 19, 2008	By:	/s/ Steve Bonenberger
Steve Bonenberger
President, Chief Executive Officer and Director