Form 10-Q
period 2008-06-30
ANGEL ACQUISITION CORP.
filed 2008-08-15
CIK 1082822

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

Commission File Number: 000-49672

ANGEL ACQUISITION CORP.
(Formerly Palomar Enterprises, Inc.).

NEVADA	06-1588136
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

1802 N. CARSON STREET, SUITE 212-3018
CARSON CITY, NEVADA 89701
Address of Principal Executive Offices

(775) 887-0670
(Registrant's Telephone Number, Including Area Code)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and 2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes [ ] No

Indicate by check mark whether registrant is a large accelerted filer, an accelerated filer, a non-accelerated filer, or a smaller reporting compwany.   __ Large accelerated filer  ___ Accelerated filer  ____ Non-accelerated filer      X Smaller reporting company

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ___Yes    X No

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: As of August 10, 2008 issuer had 1,759,001 shares of its common stock issued and outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements ………………………………………………………………………………..3
Balance Sheet as of June 30, 2008 (unaudited)
 Statement of Operations for the three and six months ended
 June 30, 2008 and 2007 (unaudited) ………………………………………………………………….....….5
Statement of Cash Flows for the six months ended June 30, 2008 and 2007 (unaudited) ………………………………………………………………………………………...6-7
 Consolidated Financial Statements (unaudited) ………………………………………………….………8

Item 2. Management's Discussion and Analysis or Plan of Operation ……………………..………….20

Item 3. Quantitative and Qualitative Disclosures of Market Risk ……………………....………………24

Item 4. Controls and Procedures …………………………………………………………………………...24

PART II - OTHER INFORMATION

Item 1. Legal Proceedings ……………………………………………………………………………………25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds …………………………………..25

Item 3. Defaults Upon Senior Securities …………………………………………………………………....25

Item 4. Submission of Matters to a Vote of Security Holders ………………………………………...….25

Item 5. Other Information ………………………………………………………………………………….…25

Item 6. Exhibits ………………………………………………………………………………………………..26

SIGNATURES ………………………………………………………………………………………………...26

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited interim  financial statements of Angel Acquisition Corp (hereafter referred to as "Angel" or "registrant") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in  our Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2007 as reported in the 10-K have been omitted.

ANGEL ACQUISITION CORP. (Formerly Palomar Enterprises, Inc.).
Balance Sheet
as of June 30, 2008
(unaudited)

June 30,
2008
ASSETS:

Notes Receivable	$820,896
Prepaids and other current assets	-
Total current assets	820,896
Other assets	65,964
Property, plant and equipment, net of accumulated depreciation of $135,585	1,294,195
Goodwill	-

TOTAL ASSETS	$2,181,055

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Cash Overdraft	$14,640
Accrued expenses	265,261
Accrued Derivative	650,291
Current portion of notes payable	2,074,239
Total current liabilities	3,004,431

Notes payable, long term	748,972

TOTAL LIABILITIES	3,753,403

MINORITY INTEREST

The accompanying notes are an integral part of these financial statements.

ANGEL ACQUISITION CORP. (Formerly Palomar Enterprises, Inc.).
Balance Sheet, continued
As of June 30, 2008
(unaudited)

June 30
2008
STOCKHOLDERS' EQUITY:
Preferred stock, $0.00001 par value, 10,000,000 shares
authorized, no shares issued or outstanding
Series A preferred stock, $0.00001 par value, 10,000,000 shares
authorized, 9,000,000 shares issued and outstanding	90
Series B preferred stock, $0.00001 par value, 50,000,000 shares
authorized, 30,000,000 shares issued and outstanding	300
Series C preferred stock, $0.00001 par value, 30,000,000 shares
authorized, no shares issued or outstanding	-
Common stock, $0.00001 par value, 25,000,000,000 shares
authorized, 1,759,001 shares issued and outstanding	18
Shares Subscribed	(145,000)

Additional paid in Capital	15,060,016
Accumulated Deficit	(16,487,772)

Total stockholders' deficit	(1,572,348)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,181,055

The accompanying notes are an integral part of these financial statements.

ANGEL ACQUISITION CORP. (Formerly Palomar Enterprises, Inc.).
Statements of Operations
For the Six Months and Three Months Ended June 30, 2008, and 2007
(unaudited)

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue	$139,745	$331,167	$21,512	$109,599
Cost of goods sold	40,880	221,568	6,143	62,999

Gross profit	98,865	109,599	15,369	46,600

Operating expenses:
General and administrative	146,035	133,357	80,775	69,534
Facilities and rent	20,962	30,306	14,161	13,918
Consulting, legal and professional	220,153	941,276	66,502	308,639
Payroll and related costs	267,920	158,036	249,900	35,553
Total operating expenses	655,070	1,262,975	411,338	427,644

Loss from operations	(556,205)	(1,153,376)	(395,969)	(381,044)

Other income or (expense)
Interest expense	(77,257)	(98,526)	(28,668)	(49,751)
JV /derivative loss/gain on sale of subsidiary	(63,273)	(225,827)	(242,570)	(220,052)
Total other income or (expense)	(140,530)	(324,353)	(271,238)	(269,803)

(Loss)	(696,735)	(1,477,729)	(667,207)	(650,847)
	85,732
Loss from discontinued Operations/gain on sale	(212,304)	(1,506,236)	-	(650,847)

Net (loss)	(823,287)	(2,983,935)	(667,207)	(881,898)

common shares outstanding - basic	1,599,101	1,862,484	1,079,401	1,087,980

Net (loss) per share from continuing operations- basic	$(0.348)	$(0.619)	$(0.367)	$(0.350)
Net (loss) per share from discontinued operations – basic	(0.079)	(0.809)	(0.00)	(0.598)
Net loss per share	(.5148)	(0.624)	(.6181)	(0.811)

The accompanying notes are an integral part of these financial statements.
.

ANGEL ACQUISITION CORP. (Formerly Palomar Enterprises, Inc.).
Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007
(unaudited)

	For the Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities
Net (loss) for the period	$(610,983)	$(1,477,729)
Minority interest in net loss/gain on sale	(77,310)	9,577
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	14,280	16,600
Common stock issued for services	73,750	1,144,673
Accrued Derivative liability	52,151	244,892
Changes in operating assets and liabilities:
Decrease in inventory
(Increase) decrease in prepaid expenses/other	27,858	7,437
(Increase ) in notes receivable	(57,900)	(170,500)
Increase in accounts payable and accrued expenses	39,518	52,263
Net cash (used) by operating activities	(538,636)	(172,787)

Cash flows from investing activities
Purchase of property and equipment/sale/net		115,000
Cash portion on sale of subsidiary	363,000
Net cash (used) by investing activities	363,000	115,000

Cash flows from financing activities
Proceeds from note payable/net of repayments	35,409
Shares issued for debt reduction	(9,053)	(93,808)
Proceeds from sale of common stock/stock subscribed	119,729	126,141
Cash overdraft	14,640	2,014
Net cash provided by financing activities	160,725	34,347

Net increase (decrease) in cash	(14,911)	(23,440)
Cash – beginning	14,911	23,440
Cash – ending	$0	$0

The accompanying notes are an integral part of these financial statements.

ANGEL ACQUISITION CORP. (Formerly Palomar Enterprises, Inc.).
Consolidated Statements of Cash Flows, continued
For the Six Months Ended June 30, 2008 and 2007
(unaudited)
		For the Six Months Ended
		June 30,
	2008		2007

Supplemental disclosures:
Interest paid	$		$22,216
Income taxes paid		$-	$-

Non-cash investing and financing activities:
Common stock issued for services	$		$1,144,673

The accompanying notes are an integral part of these financial statements.

ANGEL ACQUISTION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2008

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Palomar Enterprises, Inc. formerly the Company was incorporated on March 10, 1999 in accordance with the laws of the State of Nevada.

On February 5, 2008 Palomar changed its name to Angel Acquisition Corp to properly reflect the change in business direction.

The Company assists private companies in the process of going public as well as being a licensed mortgage broker and developer.

In April, 2008, the Board of Directors authorized the disposition of it’s ninety eight percent interest in The Blackhawk Fund .  As a result, the Company is accounting for the operations of The Blackhawk Fund as discontinued operations in the accompanying financial statements.  The Company has reclassified prior periods to conform to the current period

NOTE B - PREPARATION OF FINANCIAL STATEMENTS

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

2. Basis of Presentation

In April of 2008 the Company sold its subsidiary the Blackhawk Fund. .(See Note J – Discontinued Operations

On February 5, 2008 the Company effectuated a 300 to 1 reverse stock split-all financial statements have been retroactively stated to record this reverse split.

3. Research and development expenses

Research and development expenses are charged to operations as incurred. There were no research and development costs incurred in the periods.

4. Advertising expenses

Advertising and marketing expenses are charged to operations as incurred. Advertising expenses for the periods ending June 30, 2008 was $18,170.

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

The Company has not recognized any revenue form its new business plan.

\

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

7. Earnings (loss) per share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2008, the Company's outstanding warrants are considered anti-dilutive.

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

NOTE F - RELATED PARTY TRANSACTIONS

Company pays consulting fees to the two officer's companies for management services. The consulting fees totaled $251,500 for the period ended June 30, 2008.  The Company is also a 50% joint venture partner with one of its shareholders in a property. All expenses are divided equally.

NOTE G - PROPERTY

Property and equipment consisted of the following at June 30, 2008:

Building $1,395,612 Office equipment 34,168 Total 1,429,780 Less: Accumulated depreciation (135,585) Property & equipment, net $1,294,195 ========

Assets are being depreciated from five to forty years using the straight line method.

NOTE H - NOTES PAYABLE

Notes payable at June 30, 2008 are comprised of the following:

Note payable to lending institution, original
balance of $980,000interest at 7.5% per annum.
Requires monthly principal and interest payments
of 6,852 through 2034. Collateralized by building.                                    $     773,980

Convertible debentures payable to an investor                                        $1,183,167
group, interest at 8% due no later than March 2009.

Convertible note to investors due short term 20%
Interest                                                                                                                   45,000
7.875% and 9.25% over prime interest only for the first ten
years then amortized over 360 months.

Credit line from a bank up to 500,000 interest only                                       496,064
at one percent over prime.

Convertible debenture, interest 8%, past due                                              325,000

                                             Total                                                                  $2,823,211

                              Less current portion                                                       2,074,239
                             Total long-term portion                                                $   748,972
                                                                                                                       ========

NOTE I - LEASES

Our lease at 120 Birmingham Dr. # 110-G Cardiff, CA. 92007 costs $975 per month. We are also a party to a lease agreement with Ikon Financial Services. We lease a copier from Ikon Financial Services for a price of $445 per month.

. Note J-DISCONTINUED OPERATIONS

In April 2008 the Company authorized the disposal of its ninety eight percent interest in The Blackhawk Fund.  The Company sold the stock in its subsidiary to an unrelated third party for $463,000,  consisting of $363,000 in cash and a 100,000 note due in July 2008. The note is part of the note receivable included on the balance sheet. The company recognized a gain on the sale of $85,752. Included in notes receivable is an amount due from the former subsidiary of $720,896 due without interest upon demand.

Income (loss) from discontinued operations consists of direct revenues and direct expenses of The Blackhawk Fund.  A summary of the operating results included in discontinued operations in the accompanying statement of operations is a follows:
Three Months Ended                           Six Months Ended
         June 30,                                              June 30,
               2008                2007                              2008                      2007
Revenues                                                                     $             -          $  173,150                     $       15,200          $   274,928
Cost of goods sold                                                                                   180,331                                                        234,231
Gross profit                                                                                                  (7,181)                                                         40,697
Operating expenses                                                                                (191,363)                          (229,690)          1,463,912
Loss from operations                                                                             (198,544)                          (214,490)         (1,423,215)
Other expense                                                                                           (33,013)                             (44,417)             (83,021)

Net loss                                                                        $             -          $(231,557)                      $   (258,907)      $(1,506,236)

Note k-DERIVATIVE LIABILITY

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

The fair value of the Convertible Note was determined utilizing the Black-Scholes stock option valuation model.  The significant assumptions used in the valuation are:  the exercise price as noted above; the stock price as of June 30, 2008; expected volatility of 66%; risk free interest rate of approximately 4.50%; and a term of one year.

Note L-COMMON STOCK TRANSACTIONS

 On December 31, 2007 the Company had 261,748,758 shares issued. It then issued 3,747,142 shares to February 5, 2008 which then totaled 258,495,900 shares. On February 6, 2008 the company effectuated a reverse stock split of 300 to 1 which then resulted in 861,653 shares. The company subsequently issued 565,000 shares for services, and 12,548 shares for debt in the first quarter of 2008.

In the second quarter of 2008 the Company issued 200,000 shares of stock for services of $10,000 and 119,800 shares of stock for a reduction of debt of $5,153.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OR OPERATION

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

There are several factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow. Readers are cautioned not to place undue reliance on the forward- looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-QSB to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices. Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-Q, as well as the financial statements in Item 7 of Part II of our Form 10-K for the fiscal year ended, December 31, 2007.

Overview

We provide brokerage services in the real estate market, as well as purchase, renovate, develop and sell residential properties. We are also embarking on a new business plan in developing companies to take public.

RESULTS OF OPERATIONS:

Three months ended June 30, 2008 compared to the three months ended June 30, 2007:

Total net sales and revenue were at $21,512 for the three months ending June 30, 2008 compared to $ 109,599 for the prior period. This represents a decrease  of   79.4 percent.

Total operating expenses for the three months ended June 30, 2008 were $411,338 compared to $ 427,644 for the same period in 2007.

Net loss from operations the period ending June 30, 2008 was $ 667,207  compared to a net loss for the prior period in 2007 which was$650,847.

Interest expense, net for the three months ending June 30, 2008 was $ 28,668 The interest expense for the prior period in 2007 was $. 49,751

Six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Total net sales and revenues were at $139,745 for the six months ended June 30, 2008 compared to $331,167 for the prior period.

Total operating expenses for the six months ended June 30, 2008 were $655,070 compared to 2007, which were $.1,262,925 the main area of increase was stock issued for services.

Net loss was $ 556,205for six-month period ending June 30, 2008, compared to a loss of $1,153,376 for the same period in 2007.

Interest expense, net for the six months ended June 30, 2008 was $ 77,257 compared to 98,526

LIQUIDITY AND CAPTIAL RESOURCES:

As of June 30, 2008 we had a deficiency in working capital of $. 2,183,535

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

 ANGEL ACQUISITION CORP.

 Dated: August 14, 2008

 By /s/ Steve Bonenberger
 Steve Bonenberger, President, Chief
 Executive Officer and Director

Dated: August 14, 2008
 By: /s/ Brent Fouch
 Brent Fouch, Treasurer, Chief
 Financial Officer and Director