Form 10KSB/A
period 2007-12-31
ANGEL ACQUISITION CORP.
filed 2008-09-10
CIK 1082822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB /A
AMENDMENT NO. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

COMMISSION FILE NO. 000-32829

ANGEL ACQUISITION CORP.
(Exact name of issuer as specified in its charter)

PALOMAR ENTERPRISES, INC.
(former name of issuer)

NEVADA	88-0470235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-KSB is being filed to delete Item 8A, which appears in the filing and substitute a new Item Item 8A(T) in its place.  This Amendment is also being filed to include the certifications of our CEO and CFO which comply with the requirements of Item 601(b)(31) of Regulation S-B.  With the exception of Item 8A(T) and the certifications pursuant to Item 601(b)(31) of Regulation S-B, no changes are being made to our Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

ITEM 8A(T).   Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures.

Management conducted, under supervision of our CEO and CFO, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act).  Based on the assessment performed in connection with this amended Annual Report on Form 10-KSB/A, management concluded that as of December 31, 2007, our disclosure controls and procedures over financial reporting were not effective because of the following material weakness: we failed to include the discussion of the internal control over financial reporting in our Annual Report on Form 10-KSB, File Number 0-32829, filed with the Commission on March 31, 2008.  This failure to include the information regarding our internal control over financial reporting rendered our disclosure controls and procedures over financial reporting not effective for the yearly period ended December 31, 2007.

Remediation of Material Weakness in Disclosure Controls and Procedures

In the future, we will include the discussion of the internal control over financial reporting as required by Exchange Act Rules 13a-15 and 15d-15 and Regulation S-K in our filings with the Commission.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.  Our Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United states, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Management conducted, under supervision of our CEO and CFO, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, Management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only Management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting.  No changes in our internal control over financial reporting have occurred during the fourth fiscal quarter covered by this Report that had a material effect, or are reasonably likely to have a material effect, on our internal control over financial reporting.

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

Signature                                                                      Title                                                                           Date
/s/ Steve Bonenberger                                               President, Director                                                   September 10, 2008
                                                                                       and Chief Executive Office

/s/ Brent Fouch                                                          Treasurer, Director                                                   September 10, 2008
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