Form 10-Q
period 2008-09-30
ANGEL ACQUISITION CORP.
filed 2008-11-05
CIK 1082822

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

Commission File Number: 000-49672

ANGEL ACQUISITION CORP.
(Formerly Palomar Enterprises, Inc.)

NEVADA	06-1588136
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

1802 N. CARSON STREET, SUITE 212-3018
CARSON CITY, NEVADA 89701
Address of Principal Executive Offices

(775) 887-0670
(Registrant's Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐       No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of October 22, 2008, the issuer had 9,563,301shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited interim financial statements of Angel Acquisition Corp (hereafter referred to as "Angel" or "registrant") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2007 as reported in the 10-KSB have been omitted.

ANGEL ACQUISITION CORP. (Formerly Palomar Enterprises, Inc.).
Balance Sheet
as of September 30, 2008
(unaudited)

September 30,
2008
ASSETS:
Cash in Bank	$5,450
Notes Receivable-net of allowance of $720,896	-
Prepaids and other current assets	-
Total current assets	5,450
Other assets	67,915
Property, plant and equipment, net of accumulated depreciation of $135,585	1,287,107
Goodwill

TOTAL ASSETS	$1,360,472

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accrued Interest	$307,144
Accrued expenses	12,203
Accrued Derivative	991,614
Current portion of notes payable	2,129,952
Total current liabilities	3,440,913

Notes payable, long term	742,398

TOTAL LIABILITIES	4,183,311

The accompanying notes are an integral part of these financial statements.

ANGEL ACQUISITION CORP. (Formerly Palomar Enterprises, Inc.)
Balance Sheet, continued
As of September 30, 2008
(unaudited)

September 30,
2008
STOCKHOLDERS' EQUITY:
Series A preferred stock, $0.00001 par value, 10,000,000 shares
authorized, 9,000,000 shares issued and outstanding	90
Series B preferred stock, $0.00001 par value, 50,000,000 shares
authorized, 30,000,000 shares issued and outstanding	300
Series C preferred stock, $0.00001 par value, 30,000,000 shares
authorized, no shares issued or outstanding	-
Common stock, $0.00001 par value, 25,000,000,000 shares
authorized, 8,977,301 shares issued and outstanding	90
Shares Subscribed	(145,000)
Additional paid in Capital	15,226,957
Accumulated Deficit	(17,905,276)

Total stockholders' deficit	(2,822,839)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,360,472

The accompanying notes are an integral part of these financial statements.

ANGEL ACQUISITION CORP. (Formerly Palomar Enterprises, Inc.)
Statements of Operations
For the Nine Months and Three Months Ended September 30, 2008, and 2007
(unaudited)
	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$187,984	$419,528	$48,239	$88,361
Cost of goods sold	68,742	171,405	27,862	50,163

Gross profit	119,242	133,123	20,377	38,198

Operating expenses:
General and administrative	924,333	241,241	778,298	107,884
Facilities and rent	26,356	54,810	5,394	24,504
Consulting, legal and professional	414,109	1,055,437	193,956	114,161
Payroll and related costs	298,920	373,413	31,000	215,377
Total operating expenses	1,663,718	1,724,901	1,008,648	461,926

Loss from operations	(1,544,476)	(1,591,778)	(988,271)	(438,402)

Other income or (expense)
Interest expense	(153,835)	(133,711)	(76,578)	(35,185)
Derivative Loss, Loss on R/E Venture	(203,594)	(198,389)	(140,351)	27,438
Total other income or (expense)	(357,429)	(332,100)	(216,929)	(7,747)

(Loss)	(1,901,915)	(1,923,878)	(1,205,200)	(446,149)

Loss from discontinued Operations/gain on sale	(126,572)	(2,042,068)	-	(535,832)

Net (loss)	$(2,028,487)	$(3,965,946)	$(1,205,200)	$(981,981) (

Common shares outstanding – basic	3,262,426	1,384,484	5,368,151	642,596
Net (loss) per share from continuing operations- basic	(.583)	(1.38)	(225)	(.695)
Net (loss) per share from discontinued operations – basic	(.038)	(1.47)	-	(.834)
Net loss per share	$(.621)	$(2.85)	$(.225)	$(1.529)

The accompanying notes are an integral part of these financial statements.

ANGEL ACQUISITION CORP. (Formerly Palomar Enterprises, Inc.).
Statements of Cash Flows
For the Six Months Ended September 30, 2008 and 2007
(unaudited)
	For the Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities
Net (loss) for the period	$(1,901,915)	$(1,923,878)
Discontinued operations	(126,572)	(2,042,068)
Adjustments to reconcile net (loss) to
Net cash (used) by operating activities: Minority	-	19,038
Depreciation	21,368	25,520
Common stock issued for services	223,750	2,273,436
Accrued Derivative liability	393,474	178,759
Changes in operating assets and liabilities:
Decrease in inventory
(Increase) decrease in prepaid expenses/other	50,440	(82,559)
(Increase ) in notes receivable	762,996	-
Increase in accounts payable and accrued expenses	93,604	178,793
Net cash (used) by operating activities	(482,855)	(1,372,959)

Cash flows from investing activities
Purchase of property and equipment/sale/net	-	26,635
Cash portion on sale of subsidiary	463,000	-
Net cash (used) by investing activities	463,000	26,635

Cash flows from financing activities
Proceeds from note payable/net of repayments	53,898	563,635
Shares issued for debt reduction	26,066	(88,434)
stock subscribed	(71,951)	1,032,585
Cash overdraft	-	-
Net cash provided by financing activities	8,013	1,507,877

Net increase (decrease) in cash	(11,842)	161,553
Cash – beginning	17,292	35,187
Cash – ending	$5,450	$196,740

The accompanying notes are an integral part of these financial statements.

ANGEL ACQUISITION CORP. (Formerly Palomar Enterprises, Inc.).
Consolidated Statements of Cash Flows, continued
For the Nine Months Ended September 30, 2008 and 2007
(unaudited)
	For the Nine Months Ended September 30,
	2008	2007
Supplemental disclosures:
Interest paid	$75,071	$57,843
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Common stock issued for services	$223,750	$2,273,436

The accompanying notes are an integral part of these financial statements.

ANGEL ACQUISTION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2008

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

In April, 2008, the Board of Directors authorized the disposition of its ninety eight percent interest in The Blackhawk Fund.  As a result, the Company is accounting for the operations of The Blackhawk Fund as discontinued operations in the accompanying financial statements.  The Company has reclassified prior periods to conform to the current period

NOTE B - PREPARATION OF FINANCIAL STATEMENTS

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

4. Advertising expenses

Advertising and marketing expenses are charged to operations as incurred. Advertising expenses for the periods ending September 30, 2008 was $24,614.

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

7. Earnings (loss) per share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2008, the Company's outstanding warrants are considered anti-dilutive.

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

NOTE F - RELATED PARTY TRANSACTIONS

Company pays consulting fees to the two officer's companies for management services. The consulting fees totaled $282,500 for the period ended September 30, 2008.  The Company is also a 50% partner with one of its shareholders in a property. All expenses are divided equally.

NOTE G – PROPERTY
Property and equipment consisted of the following at September 30, 2008:

Building	$ 1,395,612
Office equipment	27,080
Total	1,422,692
Less: Accumulated depreciation	(135,585)

Property & equipment, net	$ 1,287,107

Assets are being depreciated from five to forty years using the straight line method.

NOTE H - NOTES PAYABLE

Notes payable at September 30, 2008 are comprised of the following:

Note payable to lending institution, original balance of $980,000 interest at 7.5% per annum. Requires monthly principal and interest payments of 6,852 through 2034. Collateralized by building.	$ 767,898

Convertible debentures payable to an investor group, interest at 8% due no later than March 2009.	1,216,154

Convertible note to investors due short term 20% interest 7.88% and 9.25% over prime interest only for the first ten years then amortized over 360 months.	65,000

Credit line from a bank up to 500,000 interest only at one percent over prime.	498,298

Convertible debenture, interest 8%, past due	325,000

Total	$ 2,872,350

Less current portion	2,129,952
Total long-term portion	$ 742,398

NOTE I - LEASES

Our lease at 120 Birmingham Dr. # 110-G Cardiff, CA. 92007 costs $975 per month. We are also a party to a lease agreement with Ikon Financial Services. We lease a copier from Ikon Financial Services for a price of $445 per month.

NOTE J - DISCONTINUED OPERATIONS

In April 2008 the Company authorized the disposal of its ninety eight percent interest in The Blackhawk Fund.  The Company sold the stock in its subsidiary to an unrelated third party for $463,000, consisting of $463,000 in cash. The company recognized a gain on the sale of $85,752. Included in notes receivable is an amount due from the former subsidiary of $720,896 due without interest upon demand, which has been reserved for in full as doubtful to collect at September 30, 2008

Income (loss) from discontinued operations consists of direct revenues and direct expenses of The Blackhawk Fund.  A summary of the operating results included in discontinued operations in the accompanying statement of operations is a follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$ -	$ 38,145	$ 15,200	$ 313,073

Cost of goods sold	-	17,072	-	251,303

Gross profit	-	21,073	-	61,770

Operating expenses	-	(554,605)	(229,690)	2,018,517

Loss from operations	-	(533,532)	(214,490)	(1,956,747)

Other expense	-	(2,300)	(44,417)	(89,321)

Net loss	$ -	$ (535,832)	$ (258,907)	$(2,042,068)

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

The fair value of the Convertible Note was determined utilizing the Black-Scholes stock option valuation model.  The significant assumptions used in the valuation are:  the exercise price as noted above; the stock price as of September 30, 2008; expected volatility of 66%; risk free interest rate of approximately 4.50%; and a term of one year.

NOTE L - COMMON STOCK TRANSACTIONS

On December 31, 2007 the Company had 261,748,758 shares issued. It then issued 3,747,142 shares to February 5, 2008 which then totaled 258,495,900 shares. On February 6, 2008 the company effectuated a reverse stock split of 300 to 1 which then resulted in 861,653 shares. The company subsequently issued 565,000 shares for services valued at $63,750 and 12,548 shares for debt of $3,900 during the first quarter of 2008.

In the second quarter of 2008 the Company issued 200,000 shares of stock for services of $10,000 and 119,800 shares of stock for a reduction of debt of $5,153.

In the third quarter of 2008 the Company issued 7,218,300 shares of stock 1,218,300 for debt of $17,013 and 6,000,000 for services of $150,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT

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

OVERVIEW

We provide brokerage services in the real estate market, as well as purchase, renovate, develop and sell residential properties. We are also embarking on a new business plan that will be a micro-financing resource for small businesses.

RESULTS OF OPERATIONS:

Three months ended September 30, 2008 compared to the three months ended September 30, 2007:

Total net sales and revenue were at $48,239 for the three months ending September 30, 2008 compared to $ 88,361 for the prior period. This represents a decrease of   45.4 percent mainly due to the lack of residential sales in 2008.

Total operating expenses for the three months ended September 30, 2008 were $1,008,648 compared to $ 461,926 for the same period in 2007 The increase is attributable to a write off of a note receivable to bad debt of $762,996..

Net loss from operations the period ending September 30, 2008 was $ 1,205,200 compared to a net loss for the prior period in 2007 which was$446,149.

Interest expense, net for the three months ending September 30, 2008 was $ 76,578. The interest expense for the prior period in 2007 was $35,185

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007:

Total net sales and revenues were at $187,984 for the nine months ended September 30, 2008 compared to $419,528 for the prior period. Lack of residential sales was the reason for the decrease

Total operating expenses for the nine months ended September 30, 2008 were $1,663,718compared to 2007, which were $.1,724,901. The prior year we incurred higher stock for services cost.

Net loss from operations was $ 1,544,476 for the nine month period ending September 30, 2008, compared to a loss of $1,581,778 for the same period in 2007.

Interest expense, net for the nine months ended September 30, 2008 was $ 153,835 compared to 133,711

LIQUIDITY AND CAPTIAL RESOURCES:

As of September 30, 2008 we had a deficiency in working capital of $3,425,463

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money.   The loss for the 2007 fiscal year was $4,512,111 and future losses are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given we will be successful in reaching or maintaining profitable operations.

We Will Need to Raise Additional Capital to Finance Operations

Our operations have relied almost entirely on external financing to fund our operations.  Such financing has historically come from a combination of borrowings and from the sale of common stock and assets to third parties.  We will need to raise additional capital to fund our anticipated operating expenses and future expansion.  Among other things, external financing will be required to cover our operating costs.  We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms.  The sale of our common stock to raise capital may cause dilution to our existing shareholders.  Our inability to obtain adequate financing will result in the need to curtail business operations.  Any of these events would be materially harmful to our business and may result in a lower stock price.

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent accountants on our December 31, 2007 financial statements include an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Common Stock May Be Affected By Limited Trading Volume and May Fluctuate Significantly

There has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop.  As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all.  Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance.  In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

There is no Assurance of Continued Public Trading Market and Being a Low Priced Security may Affect the Market Value of Our Stock

To date, there has been only a limited public market for our common stock. Our common stock is currently quoted on the OTCBB. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of our stock. Our stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the SEC, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions that we no longer meet). For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Included in this document are the following:

        - the bid and offer price quotes in and for the "penny stock," and the number of shares to which the quoted prices apply,

- the brokerage firm's compensation for the trade, and

- the compensation received by the brokerage firm's sales person for the trade.

In addition, the brokerage firm must send the investor:

- a monthly account statement that gives an estimate of the value of each "penny stock" in the investor's account, and

- a written statement of the investor's financial situation and investment goals.

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker/dealer, the broker/dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker/dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the Commission's rules may limit the number of potential purchasers of the shares of our common stock.

Resale restrictions on transferring "penny stocks" are sometimes imposed by some states, which may make transaction in our stock more difficult and may reduce the value of the investment. Various state securities laws pose restrictions on transferring "penny stocks" and as a result, investors in our common stock may have the ability to sell their shares of our common stock impaired.

There can be no assurance we will have market makers in our stock. If the number of market makers in our stock should decline, the liquidity of our common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market.

We Could Fail to Retain or Attract Key Personnel

Our future success depends in significant part on the continued services of Steve Bonenberger, our Chief Executive Officer.  We cannot assure you we would be able to find an appropriate replacement for key personnel.  Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan.  We have no employment agreements or life insurance on Mr. Bonenberger.

Nevaeda Law and Our Charter May Inhibit a Takeover of Our Company That Stockholders May Consider Favorable

Provisions of Nevada law, such as its business combination statute, may have the effect of delaying, deferring or preventing a change in control of our company.  As a result, these provisions could limit the price some investors might be willing to pay in the future for shares of our common stock.

ITEM 4. CONTORLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of September 30, 2008 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

ITEM 4(T). CONTROLS AND PROCEDURES

Evaluation of and Report on Internal Control over Financial Reporting

The management of Angel Acquisition Corp. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

−	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

−
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

−
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of September 30, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

This quarterly does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risks and other factors set forth and discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2007 and our initial registration statement on Form SB-2, which could materially affect our business, financial condition or future results. Our projected risks, as outlined in both our Annual Report and registration statement on Form SB-2 have not substantially or materially changed and are, therefore, not restated here. These risks may not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In the third quarter of 2008 the Company issued 7,218,300 shares of stock 1,218,300 for debt of $17,013 and 6,000,000 for services of $150,000. The shares were issued based upon the exemption from registration found in Section 4(2) of the Securities Act.

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

 Dated: November 4, 2008

 By /s/ Steve Bonenberger
 Steve Bonenberger, President, Chief
 Executive Officer and Director

Dated: November 4, 2008
 By: /s/ Brent Fouch
 Brent Fouch, Treasurer, Chief
 Financial Officer and Director