Form 10-K
period 2008-12-31
ANGEL ACQUISITION CORP.
filed 2009-04-08
CIK 1082822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

1802 N. CARSON STREET, NO. 212-275, CARSON CITY, NEVADA 89701

(Address of principal executive offices) (Zip Code)

(775) 887-0670

Registrant's telephone number, including area code

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of January 15, 2009:  $ 180,000.

As of January 15, 2009 the registrant had 65,475,301 outstanding shares of Common Stock.

Documents incorporated by reference:  None.

PART I

Forward-Looking Information

Much of the discussion in this Item is “forward looking” as that term is used in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934.  Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments.  Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

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

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We believe the information contained in this Form 10-K to be accurate as of the date hereof.  Changes may occur after that date.   We will not update that information except as required by law in the normal course of its public disclosure practices.

 ITEM 1. BUSINESS.

COMPANY OVERVIEW

Angel Acquisition Corp. (the “Company”) was incorporated under the laws of the state of Nevada on March 10, 1999 under the name Palomar Enterprises, Inc. On February 5, 2008 the Company changed its name to Angel Acquisition Corp to properly reflect the change in business direction.

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

In April, 2008, the Board of Directors authorized the disposition of its ninety eight percent interest in The Blackhawk Fund.  As a result, the Company is accounting for the operations of The Blackhawk Fund as discontinued operations in the accompanying financial statements.  The Company has reclassified prior periods to conform to the current period.

On January 26, 2009, Brent Fouch resigned from his position as Treasurer, Chief Financial Officer and Director of the Company effective immediately.  Mr. Fouch’s resignation did not result from a disagreement with the Company related to any matter of the Company’s operations, policies or practices. At the time of Mr. Fouch’s resignation, a new Treasurer or Principal Accounting Officer was not appointed and no new Director was elected.  Steve Bonenberger, the remaining officer and director of the Company, agreed to serve as the sole officer and director of the Company.

CURRENT BUSINESS PLAN

Angel Acquisition Corp

Angel Acquisition Corp is a diversified asset management company that acquires and/or develops profitable companies. Angel Acquisition Corp either obtains a majority of stock in each company they gain control of or, the company internally develops profitable enterprises. Through the acquisition and development of profitable companies and the expansion of internal divisions, Angel Acquisition Corp has the ability to experience growth through diverse holdings. Companies turning large profits are analyzed and considered for acquisition.

The company operates two divisions:

A.

The Palomar Group: the financial services division.

B.

Angels In Action: the micro-lending division.

Our Divisions

The Palomar Group is a full service, real estate and residential lending company.

We offer these programs:

  Home Loans

  Refinancing Opportunities

  Discount Programs

We are staffed by top producing agents, and work with the country’s top lenders to expediently and efficiently exceed your expectations and meet your real estate and lending needs.

http://www.thepalomargroup.com

Angels in Action is committed to changing the direction of our nation’s local economies, one business at a time. We have built an online Microfinance community where entrepreneurs and patrons come together to form virtual business incubators. Our mission is to ensure that the entrepreneurial spirit on which our country was founded is able to flourish in the communities in which we live and work.

http://www.angelsinaction.tv

KEY PERSONNEL

Our future financial success depends to a large degree upon the effort of Mr. Bonenberger , our sole  officer and director as of January 2009. Mr. Bonenberger has played a major role in developing and executing our business strategy. The loss of Mr. Bonenberger could have an adverse effect on our business and our chances for profitable operations. While we intend to employ additional management and marketing personnel in order to minimize the critical dependency upon any one person, there can be no assurance that we will be successful in attracting and retaining the persons needed. If we do not succeed in retaining and motivating our current employees and attracting new high quality independent agents, our business could be adversely affected.

We do not maintain key man life insurance on the life of Mr. Bonenberger.

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

CORPORATE OFFICES

Our executive office is located at: 2585 Pio Pico Carlsbad, CA 92008.

EMPLOYEES

We have two full-time employees and three part-time employees as of December 31, 2008. We also have three independent agents working for The Company. As we grow, we will need to attract an unknown number of additional qualified employees and independent agents. Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed. None of our employees are currently represented by a labor union. We expect to have a ready source of available labor to support our growth.

MARKETS AND MARKETING:

We currently have the following operating divisions:

Financial Services Division:

 Focused upon mortgage and home loan origination, real state sales and client services, property acquisition and development. This division operates from the facility owned by us and located at 2585 Pio Pico Drive in Carlsbad, California. The division was established in the third fiscal quarter of 2003 and is currently operating and generating revenue. We currently have three independent real estate agents and loan brokers.

Our goal is to double the work force of the Financial Services Division in the fiscal year 2009. For further reference, please visit http://www.angelacquisitions.com.

 Micro-loan Division:

Angels in Action is committed to changing the direction of our nation’s local economies, one business at a time. We have built an online Microfinance community where entrepreneurs and patrons come together to form virtual business incubators. Our mission is to ensure that the entrepreneurial spirit on which our country was founded is able to flourish in the communities in which we live and work. For further reference, please visit:

http://www.angelsinaction.tv

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

ITEM 1A. RISK FACTORS

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

- Micro-lending: we have launched the micro-lending division of our company and look for this to be cash-flow positive in the near term.

As a result of our recent efforts, we have:

- increased revenue from the real estate and home loan origination groups;

- improved and enhanced our real estate facility; and

- expanded real estate sales and stabilized the number of our mortgage home loan agents

 -  begun building affiliations with social networks large, medium and small to market the micro-lending programs through.

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

Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. During 2008 and 2007, our common stock was sold and purchased at prices that ranged from a high of $.57 to a low of $.001 per share. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity because the price for our common stock may suffer greater declines due to its price volatility.

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

Should we issue additional shares of our common stock at a later time, each investor's ownership interest in Angel Acquisition Corp. would be proportionally reduced. No investor will have any preemptive right to acquire additional shares of our common stock, or any of our other securities.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

Companies trading on the OTC Bulletin Board, such as Angel Acquisition Corp., must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.

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

ITEM 2. PROPERTIES.

We lease office space at 1802 N. Carson Street, Suite 212, Carson City, Nevada, 89701. Our Carson Street lease costs $100 per month and is scheduled to expire on December 31, 2009. We also own our building in Carlsbad California.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is noted on the OTC Bulletin Board under the symbol "AGEL.OB" These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

CALENDAR YEAR 2007	HIGH	LOW
First Quarter	.048	.006
Second Quarter	.016	.006
Third Quarter	.008	.005
Fourth Quarter	.0015	.001

CALENDAR YEAR 2008	HIGH	LOW
First Quarter	.57	.34
Second Quarter	.12	.10
Third Quarter	.04	.04
Fourth Quarter	.007	.005

As of January 15, 2009, we had 65,475,301 shares of our common stock outstanding. Our shares of common stock are held by approximately 25 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

ITEM 6.

SELECTED FINANCIAL DATA.

Not applicable to small business issuer.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-K to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

MANAGEMENT'S PLAN OF OPERATIONS

GENERAL.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2007.

REVENUE

Revenue for the 12 months ended December 31, 2008 was 264,797 compared to $425,939 for the 12 months ended December 31, 2007, an increase of $161,142 or approximately 37.83 percent. Revenue decreased as a result of the depressed residential home sale market.

We expect to generate additional revenues during the coming 12 months due to increased marketing and real estate personnel.

COST OF REVENUE

Cost of revenue was $125,411 for the year ended December 31, 2008, compared to 286,405 cost of revenue for the year ended December 31, 2007. Costs as a percentage of sales was 47.36% in 2008 compared to 67.24% in 2007.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses ("G&A") were $580,785 for the 12 months ended December 31, 2008, compared to $318,533 for the 12 months ended December 31, 2007, an increase of $262,252. The main reason for the increase was additional bad debts during 2008.

CONSULTING, LEGAL AND PROFESSIONAL

Consulting, Legal and Professional was $418,906 compared to $1,075,282 or a decrease of 656,376. The main cause of the decrease was stock for services.

PAYROLL AND RELATED

Payroll and Related Services decreased to $291,520 from $381,244 a decrease of $8,724. The decrease was due to a reduction in officer compensation.

LIQUIDITY AND CAPITAL RESOURCES

We intend to continue to find ways to expand our business through increased marketing and word of mouth. We believe that revenues and earnings will increase as we grow. We anticipate that we will incur smaller losses in the near future if we are able to expand our business.

During the 12 months ended December 31, 2008, we generated cash from financing activities of $387,068. We used cash in operating activities of $1,387,559 and cash provided by investing activities was $983,199.

At December 31, 2008 our current liabilities exceeded our current assets by $3,211,286 which results in a capital deficiency.

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

Our independent certified public accountants have stated in their report, included in this Form 10-K, that due to our net loss and negative cash flows from operations, in addition to a lack of profitable history, there is a substantial doubt about our ability to continue as a going concern. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2008. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as further reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

Our anticipated objectives currently include:

•

An increase in the market share for our real estate sales and client services group;

•

An increase in the market share for our mortgage and home loan origination group;

•

An increase the number of individual parcels we can purchase, improve and profitably re-sell to capture as many commissions as possible per transaction;

•

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to small business issuer.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and related notes are included as part of this report after the signature pages.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the our management, including our chief executive officer and chief financial officer, as of the end of the period covered by this Annual Report on Form 10-K, we have concluded our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in connection with generally accepted accounting principles, including those policies and procedures that:

-	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

-

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

-

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of the prevention or detection of misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2008, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our internal controls and procedures are effective as of December 31, 2008. There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors and executive officers during the year ending December 31, 2008:

Name	Age	Positions	Position Held
Steve Bonenberger	51	President, Director and Chief Executive Officer	2003 to present
Brent Fouch	38	Secretary, Director and Chief Financial Officer	2003 to January 26, 2009(1)

(1) On January 26, 2009, Brent Fouch resigned from his position as Treasurer, Chief Financial Officer and Director of the Company effective immediately.  Mr. Fouch’s resignation did not result from a disagreement with the Company related to any matter of the Company’s operations, policies or practices. At the time of Mr. Fouch’s resignation, a new Treasurer or Principal Accounting Officer was not appointed and no new Director was elected.  Steve Bonenberger, the remaining officer and director of the Company, agreed to serve as the sole officer and director of the Company.

The business experience of the persons listed above is as follows:

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

Both executive officers listed above are officers and directors of the Blackhawk Fund.

Our executive officers are elected annually by our board of directors.

CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote:

•

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the SEC and in other public communications made by us;

•

Compliance with applicable governmental laws, rules and regulations;

•

The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•

Accountability for adherence to the code.

A copy of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions was filed as an exhibit to our Annual report for the fiscal year ended December 31, 2005. We have posted a copy of the code of ethics on our website at http://www.angelacquisitions.com.

We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 1802 N. Carson Street, No.212-2705 Carson City, Nevada 89701.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

SUMMARY COMPENSATION TABLE

The following table provides certain summary information concerning the compensation earned by the named executive officers (determined as of the end of the last fiscal year) for services rendered in all capacities to Angel Acquisitions Corp. and our subsidiaries, which includes “The Blackhawk Fund” (OTC BB- BHWF). The compensation below includes wages earned as officers of both publicly traded companies.

		Annual Compensation			Long-Term Comp.

Name and		Annual		Other
Position(s)	Year	Salary	Bonus	Comp.	Awards	Payouts

Steven Bonenberger	2008	$141,250	$0	$0	$0	$0
President, Director, CEO and Principal
Executive Officer

Brent Fouch	2008	$141,250	$0	$0	$0	$0
Secretary, Director, CFO
and Principal Financial Officer

EMPLOYMENT AGREEMENTS

None.

CONFIDENTIALITY AGREEMENTS

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2008 information concerning ownership of our securities by:

•

Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

•

Each person who owns beneficially outstanding shares of our preferred stock;

•

Each director;

•

Each named executive officer; and

•

All directors and officers as a group.

Name and Address of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (2)
	Number	Percent	Number		Percent

Steve Bonenberger	57,625	0.02	4,475,000		50	(3)
Brent Fouch	57,625	0.02	4,475,000	(3)	50	(3)

All directors and officers as a group (two persons)	115,250	0.04	8,950 ,000	(3)	100	(3)

(1) Unless otherwise indicated, the address for each of these stockholders is c/o Angel Acquisition Corp., 1802 N. Carson Street, No.212-2705 Carson City, Nevada 89701. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to the shares of our common and preferred stock which he beneficially owns.

(2) Beneficial ownership is determined in accordance with the rules of the SEC. As of December 31, 2008, the total number of issued and outstanding shares of the common stock is 65,475,301 and the number of issued and outstanding shares of our Series A preferred stock is 9,000,000.

(3) Series A preferred stock.

There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of Angel Acquisition Corp.

There are no arrangements or understandings among members of both the former and the new control groups and their associates with respect to election of directors or other matters.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

None.

 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by Gruber & Company, LLC for professional services rendered for the audit of Angel Acquisition Corp.’s financial statements for the fiscal year 2008 were $30,000.

AUDIT-RELATED FEES

The aggregate fees billed by Gruber & Company, LLC for assurance and related services that are reasonably related to the performance of the audit or review of Angel Acquisition Corp.'s financial statements for fiscal year 2008 were $0.

The aggregate fees billed by Gruber & Company, LLC  for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for fiscal year 2008 were $0.

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

ITEM 15. EXHIBITS.

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

3.1**	Articles of Incorporation.
3.2**	Articles of Amendment to Articles of Incorporation.
3.3**	Articles of Amendment to Articles of Incorporation
3.4**	Certificate of Change.
3.5**	Certificate of Correction to the Certificate of Change.
3.6**	Certificate of Amendment to the Certificate of Designation for the Series B Preferred Stock.
3.7**	Certificate of Designation for the Series A Preferred Stock.
3.8* *	Certificate of Designation for the Series C Preferred Stock.
3.9**	Bylaws.
3.10**	Articles of Amendment to Articles of Incorporation April 21, 2008
10.1**	Steven Bonenberger Employment and Stock Purchase Agreement.
10.2**	Brent Fouch Employment and Stock Purchase Agreement.
10.3**	Joint Venture Agreement with Prize Pizza, LLC
10.4**	Joint Venture Agreement with K&S Family Entertainment.
10.5**	Purchase Agreement dated November 9, 2004, between Robert C. Simpson and Palomar Enterprises, Inc.
14**	Code of Ethics
21*	Subsidiaries
31.1*

Certification of Steven Bonenberger, President, Director and Chief Executive Officer of Angel Acquisition Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Steven Bonenberger, Treasurer, Chief Financial Officer and Director of Angel Acquisition Corp., pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certification of Steven Bonenberger, President, Director and Chief Executive Officer of Angel Acquisition Corp., pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification of Steven Bonenberger, Treasurer, Chief Financial Officer and Director of Angel Acquisition Corp., pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002

_____________________

** Previously Filed

* Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGEL ACQUISITION CORP.

Date:  April 8, 2009

By /s/Steve Bonenberger

Steve Bonenberger, Chief Executive Officer and Principal Financial Officer

(On behalf of the Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Steve Bonenberger
Steve Bonenberger	Director	April 8, 2009

GRUBER & COMPANY, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

ANGEL ACQUISITION CORP.

We have audited the accompanying consolidated balance sheet of Angel Acquisition Corp. as of December 31, 2008 and 2007 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angel Acquisition Corp. as of December 31, 2008 and 2007 and the results of its consolidated operations and cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Gruber & Company, LLC

Gruber & Company, LLC

Lake Saint Louis, Missouri

February 20, 2009

ANGEL ACQUISITION CORP. F/K/A PALOMAR ENTERPRISES, INC.

CONSOLIDATED  BALANCE SHEET

AS OF DECEMBER 31,

2008
Assets
Current assets
Cash and equivalents	-

Total current assets	-

Property and equipment, net of accumulated depreciation of $142,585	1,280,107
Other Assets	69,709

Total assets	1,349,816

Liabilities and Stockholders’ Equity:
Current Liabilities:
Cash overdraft	5,103
Related Party Loan	72,630
Notes payable	1,512,740
Accounts payable and Accrued Expenses	27,517
Accrued Derivative Liability	1,593,296

Total current liabilities	3,211,286

Notes payable, net of current maturities	1,233,326

Total liabilities	4,444,612

Stockholders' equity

Series A preferred stock, $0.00001 par value, 10,000,000 shares authorized, 9,000,000 shares issued or outstanding	90
Series B preferred stock, $0.00001 par value, 50,000,000 shares authorized, 30,000,000 shares issued and outstanding	300
Series C preferred stock, $0.00001 par value, 30,000,000 shares authorized, no shares issued or outstanding	-
Common stock, $0.00001 par value, 25,000,000,000 shares authorized, 65,475,301issued and outstanding	655
Additional paid-in capital	18,682,042
Retained Deficit	(21,777,883)

Total shareholders' equity	(3,094,796

Total liabilities and shareholder's equity	1,349,816

The accompanying notes are an integral part of these financial statements.

ANGEL ACQUISITION CORP. F/K/A PALOMAR ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended
	December 31,	December 31,
	2008	2007

Revenues	$264,797	$425,939

Cost of sales	125,411	286,405

Gross margin	139,386	139,534
		.
Operating expenses
General and administrative	580,785	318,533
Facilities and Rent	43,953	83,549
Consulting, legal and professional	418,906	1,075,282
Payroll and related costs	291,520	381,244

Total costs and expenses	1,335,164	1,858,608

Operating (Loss)	(1,195,778)	(1,719,074)
Other Income (Expense)
Loss on derivative liability	(995,196)	(600,389)
Interest expense	(201,606)	(176,628)
JV (Loss) (Loss) on Disposal and other income	67,111	302,630

Total other income (expense)	(1,129,691)	(474,387)
Loss on discontinued operations	(258,907)	(2,318,650)
Net income (loss)	$(2,584,376)	$(4,512,111)

Weighted average number of common
shares outstanding	15,668,721	1,092,451

Net income (loss) per share	$(.165)	$(4.13)

The accompanying notes are an integral part of these financial statements.

ANGEL ACQUISITION CORP. F/K/A PALOMAR ENTERPRISES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

			Series A	Series A	Series B	Series B	Additional	Shares				Retained	Total
	Common	Common	Preferred	Preferred	Preferred	Preferred	Paid-in	Not Yet	Treasury Stock		Subscription	Earnings	Shareholders'
	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Earned	Shares	Amount	Receivable	(Deficit)	Equity

Balance December 31, 2006	246,799	2	9,000,000	90	30,000,000	300	14,154,747				(207,235)	(14,681,396)	(733,492)

Common Stock issued for services	1,648,667	17					2,273,467						2,273,484

Proceeds	23,643						1,031,618				(281,356)		750,262

Shares issued for debt reduction	130,696	1					98,672						98,673

Cancellation	(1,177,000))	(11)					11

Net Loss for Year												(4,512,111)	(4,512,111)

Balance December 31, 2007	872,805	9	9,000,000	90	30,000,000	300	17,558,515				(488,591)	(19,193,507)	(2,123,184)
Shares issued for services	8,265,000	83					237,167						237,250
Shares issued for debt reduction	56,337,496	563					31,874						32,437
Reduction of Subscription							(128,713)				488,591		359,878
Net Loss for the year												(2,584,376)	(2,584,376)
Spin-Off of Subsidiary							983,199						983,199

Balance December 31, 2008	65,475,301	655	9,000,000	90	30,000,000	300	18,682,042					(21,777,883)	(3,094,796)

The accompanying notes are an integral part of these financial statements.

ANGEL ACQUISITION CORP. F/K/A PALOMAR ENTERPRISES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007
Cash flows from operating activities

Net (loss)	$(2,584,376)	$(4,512,111)
Minority interest in net loss	(109,635)	(137,695)
Adjustments to reconcile net income to net
cash provided by (used by) operations:
Depreciation	28,368	32,335
Common stock issued for services	237,250	2,273,484
Accrued Derivative	995,196
Other assets	24,113	(28,273)
Accounts payable and accrued liabilities	21,525	673,488

Net cash used by operating activities	(1,387,559)	(1,423,382)

Cash flows from investing activities
Capital expenditures	983,199	26,635

Net cash used in investing activities		26,635
Net Cash flows from financing activities:
Reduction of Debt	(197,980)
Proceeds from notes payable	187,630	529,917
Proceeds from sale of common stock	359,878	750,262
Cash overdraft	5,103	-
Stock issued for reduction of debt	32,437	98,673

Cash flows from financing activities	387,068	1,378,852

Net increase (decrease) in cash	(17,292)	(17,895)

Cash, beginning of period	17,292	35,187

Cash at end of period	$-	$17,292

Supplemental cash flow information:
Interest paid	$106,307	$111,143

The accompanying notes are an integral part of these financial statements.

ANGEL ACQUISITION CORP.
F/K/A PALOMAR ENTERPRISES, INC.

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

2. Basis of Presentation

In April of 2008 the Company sold its subsidiary the Blackhawk Fund. (See Note J – Discontinued Operations)

On February 5, 2008 the Company effectuated a 300 to 1 reverse stock split-all financial statements have been retroactively stated to record this reverse split.

3. Research and development expenses

Research and development expenses are charged to operations as incurred. There were no research and development costs incurred in the periods.

4. Advertising expenses

Advertising and marketing expenses are charged to operations as incurred. Advertising expenses for the periods ending December 31, 2008 and 2007 was $24,866 and $150,964

5. Revenue recognition

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

As of December 31, 2008, the deferred tax asset is related solely to the Company's net operating loss carry forward and is fully reserved.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (FAS 141(R)). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. FAS 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 141(R) no later than the first quarter of fiscal 2010 and are currently assessing the impact the adoption will have on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160. Noncontrolling Interests in Consolidated Financial Statements (FAS 160). This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 160 no later than the first quarter of fiscal 2010 and are currently assessing the impact the adoption will have on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure at fair value eligible financial instruments and certain other items that are not currently required to be measured at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 no later than the first quarter of fiscal 2009. We are currently assessing the impact the adoption of SFAS No. 159 will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires company plan sponsors to display the net over- or under-funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of other comprehensive income in shareholders’ equity. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We adopted the recognition provisions of SFAS No. 158 as of the end of fiscal 2007. The adoption of SFAS No. 158 did not have an effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS No. 157 in the first quarter of fiscal 2009. We are currently assessing the impact that the adoption of SFAS No. 157 will have on our financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the application of SFAS No. 109, Accounting for Income Taxes, by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. The Company is in the process of evaluating the impact of the application of the Interpretation to its financial statements.

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

NOTE F - RELATED PARTY TRANSACTIONS

The Company has the following related party transactions.

1.

The Company pays consulting fees to the two officer's companies for management services. The consulting fees totaled $282,500 for the year ended December 31, 2008 and $656,000 for the prior year.  The Company is also a 50% partner with one of its shareholders in a property. All expenses are divided equally.

2.

The Company at December 31, 2008 is indebted to its officers for $72,630 of loans. Terms are without interest payable on demand.

NOTE G – PROPERTY

Property and equipment consisted of the following at December 31, 2008:

Building	$ 1,395,612
Office equipment	27,080
Total	1,422,692
Less: Accumulated depreciation	(142,585)

Property & equipment, net	$1,280,107

Assets are being depreciated from five to forty years using the straight line method.

NOTE H - NOTES PAYABLE

Notes payable at December 31, 2008 are comprised of the following:

Note payable to lending institution, original balance of $980,000 interest at 7.5% per annum. Requires monthly principal and interest payments of 6,852 through 2034. Collateralized by building.	$ 761,700

Convertible debentures payable to an investor group, interest at 8% due no later than March 2009.	1,422,529

Convertible note to investors past due 20% interest	64,229

Credit line from a bank up to 500,000 interest only at one percent over prime.	497,608

Total	$2,746,066

Less current portion	1,512,740
Total long-term portion	$ 1,233,326

NOTE I - LEASES

Our lease at 120 Birmingham Dr. # 110-G Cardiff, CA. 92007 costs $975 per month. We are also a party to a lease agreement with Ikon Financial Services. We lease a copier from Ikon Financial Services for a price of $445 per month.

NOTE J - DISCONTINUED OPERATIONS

In April 2008 the Company authorized the disposal of its ninety eight percent interest in The Blackhawk Fund.  The Company sold the stock in its subsidiary to an unrelated third party for $463,000, consisting of $463,000 in cash. The company recognized a gain on the sale of $85,752. Included in notes receivable is an amount due from the former subsidiary of $720,896 due without interest upon demand, which has been reserved for in full as doubtful to collect at December 31, 2008

Income (loss) from discontinued operations consists of direct revenues and direct expenses of The Blackhawk Fund.  A summary of the operating results included in discontinued operations in the accompanying statement of operations is a follows:

	Year Ended
	December 31,
	2008	2007
Revenues	$ 15,200	$305,908

Cost of goods sold	-	234,231

Gross profit	-	71,677

Operating expenses	(229,690)	2,208,359

Loss from operations	(214,490)	(2,136,682)

Other expense	(44,417)	(181,968)

Net loss	$ (258,907)	$(2,318,650)

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

The fair value of the Convertible Note was determined utilizing the Black-Scholes stock option valuation model.  The significant assumptions used in the valuation are:  the exercise price as noted above; the stock price as of December 31, 2008; expected volatility of 66%; risk free interest rate of approximately 4.50%; and a term of one year.

NOTE L - COMMON STOCK TRANSACTIONS

On December 31, 2007 the Company had 261,748,758 shares issued. It then issued 3,747,142 shares to February 5, 2008 which then totaled 258,495,900 shares. On February 6, 2008 the company effectuated a reverse stock split of 300 to 1 which then resulted in 872,805 shares. The company subsequently issued 565,000 shares for services valued at $63,750 and 1,396 shares for debt of $3,900 during the first quarter of 2008.

In the second quarter of 2008 the Company issued 200,000 shares of stock for services of $10,000 and 119,800 shares of stock for a reduction of debt of $5,153.

In the third quarter of 2008 the Company issued 7,218,300 shares of stock 1,218,300 for debt of $17,013 and 6,000,000 for services of $150,000.

In the final quarter of 2008 the Company issued 1,500,000 shares for services valued at $13,500 and 54,998,000 shares for debt reduction of $11,525.

NOTE M – SUBSEQUENT EVENTS

On January 26, 2009, Brent Fouch resigned from his position as Treasurer, Chief Financial Officer and Director of the Company effective immediately.  Mr. Fouch’s resignation did not result from a disagreement with the Company related to any matter of the Company’s operations, policies or practices. At the time of Mr. Fouch’s resignation, a new Treasurer or Principal Accounting Officer was not appointed and no new Director was elected.  Steve Bonenberger, the remaining officer and director of the Company, agreed to serve as the sole officer and director of the Company.