Form 10-Q
period 2009-03-31
ANGEL ACQUISITION CORP.
filed 2009-05-01
CIK 1082822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

Form 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

N/A
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 15, 2009, the issuer had 744,927,222 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐     No ☒

Table of Contents

Page

PART I FINANCIAL INFORMATION

PART II OTHER INFORMATION

Item 1	Legal Proceedings	17
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3	Defaults Upon Senior Securities	17
Item 4	Submission of Matters to a Vote of Security Holders	17
Item 5	Other Information	17
Item 6	Exhibits	18

Signatures	19

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited interim financial statements of Angel Acquisition Corp. ("Angel") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Angel’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

ANGEL ACQUISITION CORP.

BALANCE SHEET AS OF MARCH 31, 2009

(UNAUDITED)

ASSETS

Cash	$-
Prepaids and other current assets	-

Total current assets	-

Property, plant and equipment, net of
accumulated depreciation of $149,011	1,273,681
Other Assets	-
Goodwill	-

TOTAL ASSETS	$1,273,681

LIABILITIES AND STOCKHOLDERS' EQUITY
Cash overdraft	$4,334
Accounts Payable	64,815
Related party payable	154,880
Current portion of notes payable	72,889

Total current liabilities	296,918

Note payable, long term	2,371,177
Accrued Derivative Liability	141,933

TOTAL LIABILITIES	2,810,028

STOCKHOLDERS' EQUITY:
Series A preferred stock, $0.00001 par value, 10,000,000 shares
authorized, 4,335,000 shares issued or outstanding	43
Series B preferred stock, $0.00001 par value, 50,000,000 shares
authorized, 30,000,000 shares issued or outstanding	300
Series C preferred stock, $0.00001 par value, 30,000,000 shares
authorized, No shares issued and outstanding	-
Common stock, $0.00001 par value, 25,000,000,000 shares
authorized, 744,927,222 shares issued;
and outstanding	7,449

Additional paid-in capital	19,093,129
Accumulated deficit	(20,637,268)

Total stockholders' equity	(1,536,347)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,273,681

The accompanying notes are an integral part of these financial statements.

ANGEL ACQUISITION CORP.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(UNAUDITED)

Three Months Ended	Three Months Ended
March 31, 2009	March 31, 2008

Revenues	$48,512	$118,233
Cost of goods sold	33,617	34,737

Gross profit	14,895	83,496

Operating expenses
General and administrative	45,463	65,260
Facilities and rent	31,981	6,801
Consulting, legal and professional	221,200	153,651
Payroll and related costs	-	18,020

Total operating expenses	298,644	243,732

Loss from operations	(283,749)	(160,236)
Loss from discontinued operations	-	(258,907)
Interest expense	(26,999)	(48,589)
Minority interest	-	(46,603)
Other	-	(6,529)
Derivative liability	1,451,363	271,578

Net income (loss)	$1,140,615	$(156,080)

Net loss per share of common stock- basic and diluted	$(0.00)	$(0.11)

Weighted average number of shares of common stock outstanding	291,959,275	1,369,639

The accompanying notes are an integral part of these financial statements.

ANGEL ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:

Net loss for the period	$1,140,615	$(156,080)
Minority Interest in Net Loss		35,538
Adjustments to reconcile net loss to net cash used by operating activities:
Accrued Derivative Liability	(1,451,363)	(271,578)
Depreciation	6,426	7,697
Common stock issued	417,834	155,850
Changes in assets and liabilities:
Prepaid Expenses		207
Other assets	69,709	(189,398)
Accounts payable and accrued liabilities	36,529	147,904

Net cash used in operating activities	219,750	1,718

Cash flows from investing activities:
Purchase of property and equipment	-	-
Sale of Property	-	-

Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from related party	82,250	-
Reduction of Debt	(302,000)	-
Proceeds from subscribed stock	-	24,920
Proceeds from sale of common stock	-	141,361
	-	-
Shares not yet issued	-	99,724
Shares issued for reduction of debt	-	(9,585)

Net cash flow from financing activities	(219,750)	(15,158)

Net Increase (decrease) in cash	-	(13,440)
Cash at beginning of period	-	17,292

Cash at end of period	-	3,852

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest Paid	$23,218	$55,401

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued to satisfy liabilities	$-	$30,993
The accompanying notes are an integral part of these financial statements.

ANGEL ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED

MARCH 31, 2009

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

4. Advertising expenses

Advertising and marketing expenses are charged to operations as incurred there were no expenses in 2009 or 20008.

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

7. Earnings (loss) per share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2009, the Company's outstanding warrants are considered anti-dilutive.

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

NOTE F - RELATED PARTY TRANSACTIONS

The Company has the following related party transaction:

1.

The Company at March 31, 2009 is indebted to its officer for $154,880 of loans. Terms are without interest payable on demand.

NOTE G – PROPERTY
Property and equipment consisted of the following at March 31, 2009:

Building	$ 1,395,612
Office equipment	27,080
Total	1,422,692
Less: Accumulated depreciation	(149,011)

Property & equipment, net	$ 1,273,681

Assets are being depreciated from five to forty years using the straight line method.

NOTE H - NOTES PAYABLE

Notes payable at March 31, 2009 are comprised of the following:

Note payable to lending institution, original balance of $980,000 interest at 7.5% per annum. Requires monthly principal and interest payments of 6,852 through 2034. Collateralized by building These payments have been reduced to $4,100 per month thru August of 2009.

$ 759,609

Convertible debentures payable to an investor group, interest at 12% due no later than by December 31, 2011.	1,122,459

Convertible note to investors past due 20% interest	64,391

Credit line from a bank up to 500,000 interest only at one percent over prime.	497,607

Total	$ 2,444,066

Less current portion	72,889
Total long-term portion	$ 2,371,177

NOTE I - LEASES

 We are a party to a lease agreement with Ikon Financial Services. We lease a copier from Ikon Financial Services for a price of $445 per month.

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

The March 31, 2008 financial statements presented has been adjusted to reflect the discontinued operation during that period.

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

The fair value of the Convertible Note was determined utilizing the Black-Scholes stock option valuation model.  The significant assumptions used in the valuation are:  the exercise price as noted above; the stock price as of March 31, 2009; expected volatility of 66%; risk free interest rate of approximately 4.50%; and a term of one year.

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

During the first quarter of March 2009 the Company issued 679,451,921 shares of stock for a reduction of debt of $230,834 and for services of $187,000.

During the first quarter of March 2009 the Company converted 100,000 shares of Series A preferred stock into 100,000,000 shares of common stock.

NOTE M – SIGNIFICANT EVENT

On January 26, 2009, Brent Fouch resigned from his position as Treasurer, Chief Financial Officer and Director of the Company effective immediately.  Mr. Fouch’s resignation did not result from a disagreement with the Company related to any matter of the Company’s operations, policies or practices. At the time of Mr. Fouch’s resignation, a new Treasurer or Principal Accounting Officer was not appointed and no new Director was elected. In connection with Mr. Fouch’s resignation he returned to the Company’s treasury 4,000,000 shares of Series A preferred stock held by him.  Steve Bonenberger, the remaining officer and director of the Company, agreed to serve as the sole officer and director of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

There are several factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow. Readers are cautioned not to place undue reliance on the forward- looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-Q to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices. Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-Q, as well as the financial statements in Item 8 of Part II of our Form 10-K for the fiscal year ended, December 31, 2008.

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

CORPORATE OFFICES

Our executive office is located at: 2585 Pio Pico Carlsbad, CA 92008.

EMPLOYEES

We have two full-time employees and three part-time employees as of March 31, 2009. We also have three independent agents working for The Company. As we grow, we will need to attract an unknown number of additional qualified employees and independent agents. Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed. None of our employees are currently represented by a labor union. We expect to have a ready source of available labor to support our growth.

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

Management's Plan of Operations

Results of Operations

Continuing operations

Revenue

Three months ended March 31, 2009 compared to the three months ended March 31, 2008. Total revenues were at $48,512 for the three months ended March 31, 2009 compared to $118,233 for the prior period, a decrease of 59%.  Sales decrease is a result economic factors in the real estate industry as well as us beginning to concentrate on our new business plan.

Total operating expenses for the three months ended March 31, 2009 compared to 2008 increased to $298,644 from $243,732 in the prior period. This increase was largely due to more  stock for services.

Net loss from operations for the three months ended March 31, 2009 was $283,749 compared to a net loss of $160,236 for the same period in 2008. Again, the decrease in loss is attributable to less stock for services.

In 2009 the Company recorded a profit solely due to the change and reduction in derivative liability as a result of new terms of their convertible note.

Liquidity and Capital Resources

As of March 31, 2009, we had a deficiency in working capital of $2,810,028.

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

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 (Topic 1N), "Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, "Accounting Changes and Error Corrections." Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years' historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year's beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006, which for Company would be its fiscal year beginning December 1, 2007. The implementation of SAB No. 108 is not expected to have a material impact on the Company's results of operations and financial condition. .

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money.   The loss for the 2008 fiscal year was $ 2,584,376 and future losses are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given we will be successful in reaching or maintaining profitable operations.

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

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent accountants on our December 31, 2008 financial statements include an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 4. CONTROLS AND PROCEDURES

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of March 31, 2009 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

ITEM 4(T). CONTROLS AND PROCEDURES

Evaluation of and Report on Internal Control over Financial Reporting

The management of Angel Acquisition Corp. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of March 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS .

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risks and other factors set forth and discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 and our initial registration statement on Form SB-2, which could materially affect our business, financial condition or future results. Our projected risks, as outlined in both our Annual Report and registration statement on Form SB-2 have not substantially or materially changed and are, therefore, not restated here. These risks may not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the first quarter of March 2009 the Company issued 679,451,921 shares of stock for a reduction of debt of $230,834 and for services of $187,000. In addition, the Company converted 100,000 shares of Series A preferred stock into 100,000,000 shares of common stock. The shares were issued based upon the exemption from registration found in Section 4(2) of the Securities Act.

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

31.2*

Certification of Steve Bonenberger, Treasurer, Chief Financial Officer and Director of Palomar Enterprises, Inc., pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certification of Steven Bonenberger, President, Director and Chief Executive Officer of Palomar Enterprises, Inc., pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification of Steve Bonenberger, Treasurer, Chief Financial Officer and Director of Palomar Enterprises, Inc., pursuant to 18 U.S.C Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.   ** Previously Filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Angel Acquisition Corp.

Dated: April 27, 2009	By:	/s/ Steve Bonenberger
Steve Bonenberger
President, Chief Executive Officer and Director

EXHIBIT 31.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Steve Bonenberger, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Angel Acquisition Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated  subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

           (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 27, 2009	By:	/s/ Steve Bonenberger
Steve Bonenberger
President, Chief Executive Officer and Director

EXHIBIT 31.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Steve Bonenberger, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Angel Acquisition Corp. ;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated  subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of  this quarterly report (the "Evaluation Date"); and

           (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation  as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

           (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to  record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal  controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 27, 2009	By:	/s/ Steve Bonenberger
Steve Bonenberger
Treasurer, Principal Accounting Officer and Director

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 In connection with the Quarterly Report of Angel Acquisition Corp., a Nevada corporation (the "Company"), on Form 10-Q for the period ended March 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steve Bonenberger, President, Chief Executive Officer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

           (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

           (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: April 27, 2009	By:	/s/ Steve Bonenberger
Steve Bonenberger
President, Chief Executive Officer and Director

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 In connection with the Quarterly Report of Angel Acquisition Corp., a Nevada corporation (the "Company"), on Form 10-Q for the period ended March 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steve Bonenberger, Treasurer, Principal Accounting Officer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

           (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

           (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: April 27, 2009	By:	/s/ Steve Bonenberger
Steve Bonenberger
Treasurer, Principal Accounting Officer and Director