Form 10-Q
period 2009-06-30
ANGEL ACQUISITION CORP.
filed 2009-08-12
CIK 1082822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

Form 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 23, 2009, the issuer had 1,016,100,964 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐     No ☒

Table of Contents

Page

PART I FINANCIAL INFORMATION

PART II OTHER INFORMATION

Item 1	Legal Proceedings	18
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3	Defaults Upon Senior Securities	18
Item 4	Submission of Matters to a Vote of Security Holders	18
Item 5	Other Information	18
Item 6	Exhibits	19

Signatures	19

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

ANGEL ACQUISITION CORP.

BALANCE SHEET AS OF JUNE 30, 2009

(UNAUDITED)

ASSETS

Cash	$21,797
Total current assets	21,797

Property, plant and equipment, net of
accumulated depreciation of $155,437	1,267,255
Other Assets-Residential Property Held for Resale	496,000
TOTAL ASSETS	$1,785,052

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable	$20,000
Related party payable	245,528
Current portion of notes payable	1,161,669
Total current liabilities	1,427,197

Note payable, long term	1,752,474
Accrued Derivative Liability	280,294
TOTAL LIABILITIES	3,459,965

STOCKHOLDERS’ EQUITY
Series A preferred stock, $0.00001 par value, 10,000,000 shares
authorized, 4,335,000 shares issued or outstanding	43
Series B preferred stock, $0.00001 par value, 50,000,000 shares
authorized, 30,000,000 shares issued or outstanding	300
Series C preferred stock, $0.00001 par value, 30,000,000 shares
authorized, No shares issued and outstanding	-
Common stock, $0.00001 par value, 25,000,000,000 shares
authorized, 1,016,100,964 shares issued;
and outstanding	10,161
Additional paid-in capital	19,138,904
Accumulated deficit	(20,824,321)
Total stockholders' equity (deficit)	(1,674,913)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,785,052

The accompanying notes are an integral part of these financial statements.

ANGEL ACQUISITION CORP.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED)

For the Six Months Ended June 30,	For the Three Months Ended June 30,

	2009	2008	2009	2008

Revenue	$ 94,756	$ 139,745	$ 46,244	$ 21,512
Cost of goods sold	62,350	40,880	28,733	6,143

Gross profit	32,406	98,865	17,511	15,369

Operating expenses:
General and administrative	46,691	146,035	1,228	80,775
Facilities and rent	49,766	20,962	17,785	14,161
Consulting, legal and
Professional	235,048	220,153	13,848	66,502
Payroll and related costs	-	267,920	-	249,900
Total operating expenses	331,505	655,070	32,861	411,338

Loss from operations	(299,099)	(556,205)	(15,350)	(395,969)

Other income or (expense)
Interest expense	(60,342)	(77,257)	(33,343)	(28,668)

Derivative Expense	1,313,002	(140,530)	(138,361)	(242,570)

Profit (Loss)	953,561	(773,992)	(187,054)	(667,207)

Loss from discontinued
Operations	-	(49,295)	-	-

Net Profit (Loss)	$ 953,561	$ (823,287)	$ (187,054)	$ (667,207)

Common shares outstanding - basic	608,834,496	1,599,101	880,514,093	1,079,401

Net (loss) per share from
continuing operations- basic	$ (0.00)	$ (0.35)	$ (0.00)	$ (0.37)
Net (loss) per share from
discontinued operations - basic	$ (0.00)	$ (0.08)	$ (0.00)	$ (0.00)
Net loss per share	$ (0.00)	$ (0.51)	$ (0.00)	$ (0.62)

The accompanying notes are an integral part of these financial statements.

ANGEL ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED)

For the Six Months Ended
June 30,

	2009	2008
Cash flows from operating activities
Net (loss) for the period	$ 953,561	$ (823,287)

Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	12,852	14,280
Common stock issued	466,321	73,750
Accrued Derivative liability	(1,313,002)	187,145
Changes in operating assets and liabilities:
Decrease in inventory	-	-
(Increase) decrease in prepaid
expenses/other	69,709	27,858
(Increase ) in notes receivable	-	(57,900)
Increase in accounts payable and accrued
Expenses	(7,517)	39,518
Net cash (used) by operating activities	181,924	(538,636)

Cash flows from investing activities
Purchase of property	(496,000)	-

Cash portion on sale of subsidiary	-	363,000
Net cash (used) by investing activities	(496,000)	363,000

Cash flows from financing activities
Proceeds from note payable	168,077	-
Proceeds from related party	172,898	35,409
Shares issued for debt reduction	-	(9,053)
Proceeds from sale of common stock/stock
subscribed	-	119,729
Cash overdraft	(5,102)	14,640
Net cash provided by financing activities	335,873	160,725

Net increase (decrease) in cash	21,797	(14,911)
Cash – beginning	-	14,911
Cash – ending	$ 21,797	$ -

The accompanying notes are an integral part of these financial statements.

ANGEL ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED

JUNE 30, 2009

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

2. Basis of Presentation

In April of 2008 the Company sold its subsidiary the Blackhawk Fund. (See Note K – Discontinued Operations)

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

7. Earnings (loss) per share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2009, the Company's outstanding warrants are considered anti-dilutive.

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

NOTE F - RELATED PARTY TRANSACTIONS

The Company has the following related party transaction:

1.

The Company at June 30, 2009 is indebted to its officer for $245,528 of loans. Terms are without interest payable on demand.

NOTE G – PROPERTY
Property and equipment consisted of the following at June 30, 2009:

Building	$ 1,395,612
Office equipment	27,080
Total	1,422,692
Less: Accumulated depreciation	(155,437)
Property & equipment, net	$ 1,267,255

Assets are being depreciated from five to forty years using the straight line method.

NOTE H - OTHER ASSETS-PROPERTY HELD FOR RESALE

In April of 2009 the Company reacquired a residential property for sale and assumed the mortgage. The value of the property has been recorded at its appraised value which equals the amount of mortgage of $496,000 as the property is held for sale the Company is not depreciating the asset.

NOTE I - NOTES PAYABLE

Notes payable at June 30, 2009 are comprised of the following:

Note payable to lending institution, original balance of $980,000 interest at 7.5% per annum. Requires monthly principal and interest payments of 6,852 through 2034. Collateralized by building These payments have been reduced to $4,100 per month thru August of 2009.

$ 762,715
Mortgage on property held for sale 4.75% interest only till 2011	496,000
Convertible debentures payable to an investor group, interest at 12% due no later than by December 31, 2011.	1,108,334

Convertible note to investors past due 20% interest	30,029

Credit line from a bank up to 500,000 interest only at one percent over prime.	517,065

Total	$ 2,914,143

Less current portion	1,161,669
Total long-term portion	$ 1,752,474

NOTE J - LEASES

 We are a party to a lease agreement with Ikon Financial Services. We lease a copier from Ikon Financial Services for a price of $445 per month.

NOTE K - DISCONTINUED OPERATIONS

In April 2008 the Company authorized the disposal of its ninety eight percent interest in The Blackhawk Fund.  The Company sold the stock in its subsidiary to an unrelated third party for $463,000, consisting of $463,000 in cash. The company recognized a gain on the sale of $85,752. Included in notes receivable is an amount due from the former subsidiary of $720,896 due without interest upon demand, which has been reserved for in full as doubtful to collect at December 31, 2008.

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

NOTE L - DERIVATIVE LIABILITY

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

The fair value of the Convertible Note was determined utilizing the Black-Scholes stock option valuation model.  The significant assumptions used in the valuation are:  the exercise price as noted above; the stock price as of June 30, 2009; expected volatility of 66%; risk free interest rate of approximately 4.50%; and a term of one year.

NOTE M - COMMON STOCK TRANSACTIONS

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

During the second quarter of 2009 the Company issued 271,173,742 shares for a debt reduction of 48,487.

During the first quarter of March 2009 the Company converted 100,000 shares of Series A preferred stock into 100,000,000 shares of common stock.

NOTE N – SIGNIFICANT EVENT

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

NOTE O - SUBSEQUENT EVENTS

On July 20, 2009, the Board of Directors appointed Peter Burns to the Board of Directors effective July 21, 2009.  The Company and Mr. Burns are currently in the processes of finalizing a director agreement; however, as of the date hereof there is not a written director agreement in place.

Subsequent to the quarter ended June 30, 2009, the Company received $15,000 in cash from one individual in exchange for promissory note.

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

•

        Home Loans

•

Refinancing Opportunities

•

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

CORPORATE OFFICES

Our executive office is located at: 2585 Pio Pico Carlsbad, CA 92008.

EMPLOYEES

We have two full-time employees and three part-time employees as of June 30, 2009. We also have three independent agents working for The Company. As we grow, we will need to attract an unknown number of additional qualified employees and independent agents. Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed. None of our employees are currently represented by a labor union. We expect to have a ready source of available labor to support our growth.

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

Management's Plan of Operations

Results of Operations

Continuing operations

Revenue

Six months ended June 30, 2009, compared to the six months ended June 30, 2008. Total revenues were at $94,736 for the six months ended June 30,, 2009 compared to $139,745 for the prior period, a decrease of 32.3%.  Sales decrease is a result economic factors in the real estate industry as well as us beginning to concentrate on our new business plan.

Three months revenues in 2009 were higher than in the previous year, previous period $46,244 compared with $21,512.

Total operating expenses for the six months ended June 30, 2009 compared to 2008 decreased to $331,505 from $655,070 in the prior period. This decrease was a result of less payroll costs and general and administrative as we substantially reduced costs to only those of a essential element.

Three month operating costs also were substantially lower, $32,861 from $411,338. Again payroll costs and general and administrative costs were down.

Net loss from operations for the six months ended June 30, 2009 was $299,099 compared to $556,205 and for the three months $15,350 compared to $395,969.

In 2009 the Company recorded a profit solely due to the change and reduction in derivative liability as a result of new terms of their convertible note.

Liquidity and Capital Resources

As of June 30, 2009, we had a deficiency in working capital of $3,438,168.

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

Nevada Law and Our Charter May Inhibit a Takeover of Our Company That Stockholders May Consider Favorable

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of June 30, 2009 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of June 30, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

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

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ending March 31, 2009 the Company issued 679,451,921 shares of stock for a reduction of debt of $230,834 and for services of $187,000. In addition, the Company converted 100,000 shares of Series A preferred stock into 100,000,000 shares of common stock. The shares were issued based upon the exemption from registration found in Section 4(2) of the Securities Act.

During the quarter ended June 30, 2009, the Company issued 271,173,741 shares of common stock for a reduction of debt of $48,487. The shares were issued based upon the exemption from registration found in Section 4(2) of the Securities Act.

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

31.2*

Certification of Steve Bonenberger, Treasurer, Chief Financial Officer and Director of Angel Acquisition Corp., pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certification of Steven Bonenberger, President, Director and Chief Executive Officer of Angel Acquisition Corp., pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification of Steve Bonenberger, Treasurer, Chief Financial Officer and Director of Angel Acquisition Corp., pursuant to 18 U.S.C Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.   ** Previously Filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Angel Acquisition Corp.

Dated: August 11, 2009	By:	/s/ Steve Bonenberger
Steve Bonenberger
President, Chief Executive Officer and Director