Form 10-Q
period 2009-09-30
ANGEL ACQUISITION CORP.
filed 2009-11-17
CIK 1082822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

Form 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 30, 2009, the issuer had  2,708,600,964 shares of its common stock issued and outstanding.

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

ANGEL ACQUISITION CORP.

BALANCE SHEET AS OF SEPTEMBER 30, 2009

(UNAUDITED)

ASSETS

Cash	$949
Total current assets	949

Property, plant and equipment, net of
accumulated depreciation of $161,863	1,260,829
Other Assets-Residential Property Held for Resale	496,000
TOTAL ASSETS	$1,757,778

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable	$68,593
Related party payable	216,878
Current portion of notes payable	1,200,000
Total current liabilities	1,485,471

Note payable, long term	1,700,543
Accrued Derivative Liability	242,395
TOTAL LIABILITIES	3,428,409

STOCKHOLDERS’ EQUITY
Series A preferred stock, $0.00001 par value, 10,000,000 shares
authorized, 4,335,000 shares issued or outstanding	43
Series B preferred stock, $0.00001 par value, 50,000,000 shares
authorized, 30,000,000 shares issued or outstanding	300
Series C preferred stock, $0.00001 par value, 30,000,000 shares
authorized, No shares issued and outstanding	-
Common stock, $0.00001 par value, 25,000,000,000 shares
authorized, 2,608,600,964 shares issued;	26,086
and outstanding
Additional paid-in capital	19,392,230
Accumulated deficit	(21,089,290)
Total stockholders' equity (deficit)	1,670,631

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,757,778

The accompanying notes are an integral part of these financial statements.

ANGEL ACQUISITION CORP.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(UNAUDITED)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2009	2008	2009	2008

Revenue	$ 133,040	$ 187,984	$ 38,284	$ 48,239
Cost of goods sold	143,181	68,742	80,831	27,862

Gross profit	(10,141)	119,242	(42,547)	20,377

Operating expenses:
General and administrative	73,783	924,333	27,092	778,298
Facilities and rent	72,813	26,356	23,047	5,394
Consulting, legal and
Professional	401,724	414,109	166,676	193,956
Payroll and related costs	-	298,230		31,000
Total operating expenses	548,320	1,663,718	216,815	1,008,648

Gain (loss) from operations	558,461	(1,544,476)	(259,362)	(988,271)

Other income or (expense)
Interest expense	(103,847)	(153,835)	(43,505)	(76,578)

Derivative (expense) gain	1,350,901	(203,594)	37,899	(140,351)

Profit (Loss)	688,593	(1,901,915)	(264,968)	(1,205,200)

Loss from discontinued
Operations	-	(126,572)	-	-

Net Profit (Loss)	$ 688,593	$ (2,028,487)	$ (264,968)	$ (1,205,200)

Common shares outstanding - basic	1,812,351,482	3,262,426	1,456,543,087	5,368,151

Net (loss) per share from
continuing operations- basic	$ (0.00)	$ (0.58)	$ (0.00)	$ (2.25)
Net (loss) per share from
discontinued operations - basic	$ (0.00)	$ (0.04)	$ (0.00)	$ (0.00)
Net loss per share	$ (0.00)	$ (0.62)	$ (0.00)	$ (0.23

The accompanying notes are an integral part of these financial statements.

ANGEL ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities
Net income (loss) for the period	$ 688,593	$ (1,901,915)

Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	19,278	14,280
Common stock issued	735,572	73,750
Accrued Derivative liability	(1,350,900)	187,145
Changes in operating assets and liabilities:
(Increase) decrease in prepaid
expenses/other	69,709	27,858
(Increase ) in notes receivable	154,477	(57,900)
Increase in accounts payable and accrued
Expenses	41,076	39,518
Net cash (used) by operating activities	357,805	(538,636)

Cash flows from investing activities
Purchase of property	(496,000)	-

Cash portion on sale of subsidiary	-	363,000
Net cash (used) by investing activities	(496,000)	363,000

Cash flows from financing activities
Proceeds from note payable		-
Proceeds from related party	144,247	35,409
Shares issued for debt reduction	-	(9,053)
Proceeds from sale of common stock/stock
subscribed	-	119,729
Cash overdraft	(5,103)	14,640
Net cash provided by financing activities	139,144	160,725

Net increase (decrease) in cash	949	(14,911)
Cash – beginning		14,911
Cash – ending	$ 949	$ -

The accompanying notes are an integral part of these financial statements.

ANGEL ACQUISTION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED

SEPTEMBER 30, 2009

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Angel Acquisition Corp. (the “Company”) was incorporated under the laws of the state of Nevada on March 10, 1999 under the name Palomar Enterprises, Inc. On February 5, 2008 the Company changed its name to Angel Acquisition Corp. to properly reflect the change in business direction.

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

7. Earnings (loss) per share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2009, the Company's outstanding warrants are considered anti-dilutive.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The adoption of these accounting standards had the following impact on the Company’s statements of income and financial condition:

• FASB ASC Topic 855, “Subsequent Events”. In May 2009, the FASB issued FASB ASC Topic 855, which establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth : (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This FASB ASC Topic should be applied to the accounting and disclosure of subsequent events. This FASB ASC Topic does not apply to subsequent events or transactions that are within the scope of other applicable accounting standards that provide different guidance on the accounting treatment for subsequent events or transactions. This FASB ASC Topic was effective for interim and annual periods ending after June 15, 2009, which was June 30, 2009 for the Corporation. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

• FASB ASC Topic 105, “The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles”. In June 2009, the FASB issued FASB ASC Topic 105, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this FASB ASC Topic, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification will become non-authoritative. This FASB ASC Topic identify the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Also, arranged these sources of GAAP in a hierarchy for users to apply accordingly. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. This FASB ASC Topic is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this topic did not have a material impact on the Company’s disclosure of the financial statements.

• FASB ASC Topic 320, “Recognition and Presentation of Other-Than-Temporary Impairments”. In April 2009, the FASB issued FASB ASC Topic 320 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FASB ASC Topic does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FASB ASC Topic shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. This FASB ASC Topic does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FASB ASC Topic requires comparative disclosures only for periods ending after initial adoption. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

The Company is evaluating the impact that the following recently issued accounting pronouncements may have on its financial statements and disclosures.

• FASB ASC Topic 860, “Accounting for Transfer of Financial Asset”., In June 2009, the FASB issued additional guidance under FASB ASC Topic 860, “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Board undertook this project to address (i) practices that have developed since the issuance of FASB ASC Topic 860, that are not consistent with the original intent and key requirements of that statement and (ii) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date.

• FASB ASC Topic 810, “Variables Interest Entities”. In June 2009, the FASB issued FASB ASC Topic 810, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i)The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii)The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This FASB Topic requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. This FASB ASC Topic shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.

• FASB ASC Topic 820, “Fair Value measurement and Disclosures”, an Accounting Standard Update. In September 2009, the FASB issued this Update to amendments to Subtopic 82010, “Fair Value Measurements and Disclosures”. Overall, for the fair value measurement of investments in certain entities that calculates net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in GAAP on investments in debt and equity securities in paragraph 320-10-50-lB. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The amendments in this Update apply to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or non recurring basis and, as of the reporting entity’s measurement date, if the investment meets certain criteria The amendments in this Update are effective for the interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.

• FASB ASC Topic 740, “Income Taxes”, an Accounting Standard Update. In September 2009, the FASB issued this Update to address the need for additional implementation guidance on accounting for uncertainty in income taxes. The guidance answers the following questions: (i) Is the income tax paid by the entity attributable to the entity or its owners? (ii) What constitutes a tax position for a pass-through entity or a tax-exempt not-for-profit entity? (iii) How should accounting for uncertainty in income taxes be applied when a group of related entities comprise both taxable and nontaxable entities? In addition, this Updated decided to eliminate the disclosures required by paragraph 740-10-50-15(a) through (b) for nonpublic entities. The implementation guidance will apply to financial statements of nongovernmental entities that are presented in conformity with GAAP. The disclosure amendments will apply only to nonpublic entities as defined in Section 740-10-20. For entities that are currently applying the standards for accounting for uncertainty in income taxes, the guidance and disclosure amendments are effective for financial statements issued for interim and annual periods ending after September 15, 2009.

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

NOTE F - RELATED PARTY TRANSACTIONS

The Company at September 30, 2009 is indebted to its officer for $216,878 of loans. Terms are without interest payable on demand.

During the quarter ending September 30, 2009, 650,000,000 shares were issued for officer and director accrued payroll compensation valued at $65,000. These shares were issued based upon the exemption from registration found in Section 4(2) of the Securities Act.

NOTE G – PROPERTY
Property and equipment consisted of the following at September 30, 2009:

Building	$ 1,395,612
Office equipment	27,080
Total	1,422,692
Less: Accumulated depreciation	(161,863)
Property & equipment, net	$ 1,260,829

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

NOTE I - NOTES PAYABLE

Notes payable at September 30, 2009 are comprised of the following:

Note payable to lending institution, original balance of $980,000 interest at 7.5% per annum. Requires monthly principal and interest payments of 6,852 through 2034. Collateralized by building These payments have been reduced to $4,100 per month thru August of 2009.

$ 762,715
Mortgage on property held for sale 4.75% interest only till 2011	496,000
Convertible debentures payable to an investor group, interest at 12% due no later than by December 31, 2011.	1,100,334
Convertible note payable to investor, interest at 20% interest due January 7, 2010	15,000

Convertible note to investors past due 20% interest	17,729

Credit line from a bank up to 500,000 interest only at one percent over prime.	508,765
Total	$2,900,543

Less current portion	1,200,000
Total long-term portion	$ 1,700,543

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

NOTE L - DERIVATIVE LIABILITY

The Company is accounting for the conversion option in the Convertible Note and the conversion price in the Securities Purchase Agreement and the associated warrants as derivative liabilities in accordance with FASB ASC Topic regarding, “Accounting for Derivative Instruments and Hedging Activities” and FASB ASC Topic regarding “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” due to the fact that the conversion feature and the warrants both have a variable conversion price.

The fair value of the Convertible Note was determined utilizing the Black-Scholes stock option valuation model.  The significant assumptions used in the valuation are:  the exercise price as noted above; the stock price as of September 30, 2009; expected volatility of 66%; risk free interest rate of approximately 4.50%; and a term of one year.

NOTE M - COMMON STOCK TRANSACTIONS

On December 31, 2007 the Company had 261,748,758 shares issued. It then issued 3,747,142 shares to February 5, 2008 which then totaled 258,495,900 shares. On February 6, 2008 the company effectuated a reverse stock split of 300 to 1 which then resulted in 872,805 shares. The company subsequently issued 565,000 shares for services valued at $63,750 and 1,396 shares for debt of $3,900 during the first quarter of 2008. These shares were issued based upon the exemption from registration found in Section 4(2) of the Securities Act.

In the second quarter of 2008 the Company issued 200,000 shares of stock for services of $10,000 and 119,800 shares of stock for a reduction of debt of $5,153. These shares were issued based upon the exemption from registration found in Section 4(2) of the Securities Act.

In the third quarter of 2008 the Company issued 7,218,300 shares of stock 1,218,300 for debt of $17,013 and 6,000,000 for services of $150,000. These shares were issued based upon the exemption from registration found in Section 4(2) of the Securities Act.

In the final quarter of 2008 the Company issued 1,500,000 shares for services valued at $13,500 and 54,998,000 shares for debt reduction of $11,525. These shares were issued based upon the exemption from registration found in Section 4(2) of the Securities Act.

During the first quarter ending March 31, 2009 the Company issued 679,451,921 shares of stock for a reduction of debt of $230,834 and for services of $187,000 and converted 100,000 shares of Series A preferred stock into 100,000,000 shares of common stock. These shares were issued based upon the exemption from registration found in Section 4(2) of the Securities Act.

During the second quarter ending June 30, 2009, the Company issued 271,173,742 shares for a debt reduction of 48,487. These shares were issued based upon the exemption from registration found in Section 4(2) of the Securities Act.

During the third quarter ended September 30, 2009, the Company issued 70,000,000 shares under a Form S-8 registration to consultants for services valued at $22,000.

During the third quarter ended September 30, 2009, 650,000,000 shares were issued for officer and director accrued payroll compensation valued at $65,000, 742,500,000 shares were issued for debt reduction of $74,250 and 130,000,000 were issued for services valued at $39,000. These shares were issued based upon the exemption from registration found in Section 4(2) of the Securities Act.

NOTE N – SIGNIFICANT EVENT

On July 20, 2009, the Board of Directors appointed Peter Burns to the Board of Directors effective July 21, 2009.  The Company and Mr. Burns are currently in the processes of finalizing a director agreement; however, as of the date hereof there is not a written director agreement in place.

NOTE O - SUBSEQUENT EVENTS

Subsequent to the quarter ended September 30, 2009, the Company issued 100,000,000 shares for debt reduction of $10,000.  These shares were issued based upon the exemption from registration found in Section 4(2) of the Securities Act.

The Company has reviewed subsequent events through November 16, 2009, the date the Form 10Q was filed with the SEC.

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

Angel Acquisition Corp.

Angel Acquisition Corp. is a diversified asset management company that acquires and/or develops profitable companies. Angel Acquisition Corp. either obtains a majority of stock in each company they gain control of or, the company internally develops profitable enterprises. Through the acquisition and development of profitable companies and the expansion of internal divisions, Angel Acquisition Corp. has the ability to experience growth through diverse holdings. Companies turning large profits are analyzed and considered for acquisition.

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

http://www.angelsinaction.tv

KEY PERSONNEL

Our future financial success depends to a large degree upon the effort of Mr. Bonenberger, our sole officer. Mr. Bonenberger has played a major role in developing and executing our business strategy. The loss of Mr. Bonenberger could have an adverse effect on our business and our chances for profitable operations. While we intend to employ additional management and marketing personnel in order to minimize the critical dependency upon any one person, there can be no assurance that we will be successful in attracting and retaining the persons needed. If we do not succeed in retaining and motivating our current employees and attracting new high quality independent agents, our business could be adversely affected.

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

CORPORATE OFFICES

Our executive office is located at: 2585 Pio Pico Carlsbad, CA 92008.

EMPLOYEES

We have one full-time employee and three part-time employees as of September 30, 2009. We also have three independent agents working for the Company. As we grow, we will need to attract an unknown number of additional qualified employees and independent agents. Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed. None of our employees are currently represented by a labor union. We expect to have a ready source of available labor to support our growth.

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

Management's Plan of Operations

Results of Operations

Continuing operations

Revenue

Nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. Total revenues were at $133,040 for the nine months ended September 30, 2009 compared to $38,284 for the prior period, a decrease of 29.2%.  Sales decrease is a result economic factors in the real estate industry as well as us beginning to concentrate on our new business plan.

Three months revenues in 2009 were lower than in the previous year, previous period $48,239 compared with $38,284.

Total operating expenses for the nine months ended September 30, 2009 compared to 2008 decreased to $548,320 from $1,663,718 in the prior period. This decrease was a result of less payroll costs and general and administrative as we substantially reduced costs to only those of an essential element.

Net gain from operations for the nine months ended September 30, 2009 was $558,461 compared to a net loss of $1,544,476 and for the three month a net loss of $259,362 compared to $988,271.

In 2009 the Company recorded a profit solely due to the change and reduction in derivative liability as a result of new terms of their convertible note.

Liquidity and Capital Resources

As of September 30, 2009, we had a deficiency in working capital of $3,427,460.

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

We Could Fail to Retain or Attract Key Personnel

Our future success depends in significant part on the continued services of Steve Bonenberger, our Chief Executive Officer.  We cannot assure you we would be able to find an appropriate replacement for key personnel.  Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan.  We do not have life insurance on Mr. Bonenberger.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of September 30, 2009 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of September 30, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ending March 31, 2009 the Company issued 679,451,921 shares of stock for a reduction of debt of $230,834 and for services of $187,000. In addition, the Company converted 100,000 shares of

Series A preferred stock into 100,000,000 shares of common stock. These shares were issued based upon the exemption from registration found in Section 4(2) of the Securities Act.

During the quarter ended June 30, 2009, the Company issued 271,173,741 shares of common stock for a reduction of debt of $48,487. These shares were issued based upon the exemption from registration found in Section 4(2) of the Securities Act.

During the quarter ended September 30, 2009, the Company issued 70,000,000 shares under a Form S-8 registration to consultants for services valued at $22,000.

During the quarter ended September 30, 2009, 650,000,000 shares were issued for officer and director accrued payroll compensation valued at $65,000, 742,500,000 shares were issued for debt reduction of $74,250 and 130,000,000 were issued for services valued at $39,000. These shares were issued based upon the exemption from registration found in Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Identification of Exhibit

3.1**	Articles of Incorporation.
3.2**	Articles of Amendment to Articles of Incorporation.
3.3**	Articles of Amendment to Articles of Incorporation
3.4**	Certificate of Change.
3.5**	Certificate of Correction to the Certificate of Change.
3.6**	Certificate of Amendment to the Certificate of Designation for the Series B Preferred Stock.
3.7**	Certificate of Designation for the Series A Preferred Stock.
3.8**	Certificate of Designation for the Series C Preferred Stock.
3.9**	Articles of Amendment to Articles of Incorporation
3.10 **	Articles of Amendment to Articles of Incorporation
3.11**	Bylaws.
10.1*	Steven Bonenberger Employment Agreement dated January 1, 2009
14**	Code of Ethics
21**	Subsidiaries
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

Angel Acquisition Corp.

Dated: November 16, 2009	By:	/s/ Steve Bonenberger
Steve Bonenberger
President, Chief Executive Officer and Director