Form 10-K
period 2009-12-31
ANGEL ACQUISITION CORP.
filed 2010-05-17
CIK 1082822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of April 6, 2010:  $$525,381.

As of April 6, 2010 the registrant had 5,253,908,229 outstanding shares of Common Stock.

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

 ITEM 1. BUSINESS.

COMPANY OVERVIEW

Angel Acquisition Corp. (“our”, “us”, “we”, “AGEL” or the “Company”) was incorporated under the laws of the state of Nevada on March 10, 1999 under the name Palomar Enterprises, Inc. On February 5, 2008 the Company changed its name to Angel Acquisition Corp to properly reflect the change in business direction.

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

CURRENT BUSINESS PLAN

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

http://www.angelsinaction.tv

KEY PERSONNEL

Our future financial success depends to a large degree upon the effort of Mr. Bonenberger, Chairman of the Board of Directors and our sole officer as December 31, 2009. Mr. Bonenberger has played a major role in developing and executing our business strategy. The loss of Mr. Bonenberger could have an adverse effect on our business and our chances for profitable operations. While we intend to employ additional management and marketing personnel in order to minimize the critical dependency upon any one person, there can be no assurance that we will be successful in attracting and retaining the persons needed. If we do not succeed in retaining and motivating our current employees and attracting new high quality independent agents, our business could be adversely affected.

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

CORPORATE OFFICES

Our executive office is located at: 2585 Pio Pico Carlsbad, CA 92008.

EMPLOYEES

We have one full-time employee and three part-time employees as of December 31, 2009. We also have several independent consultants working for the Company. As we grow, we will need to attract an unknown number of additional qualified employees and independent agents. Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed. None of our employees are currently represented by a labor union. We expect to have a ready source of available labor to support our growth.

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

Our goal is to double the work force of the Financial Services Division in the fiscal year 2010. For further reference, please visit http://www.angelacquisitions.com.

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

•

Increasing revenue from our divisions, described above;

•

Other stock, private placement options and notes.

It should be noted that our independent auditors have included a going concern opinion and related discussion in the notes to our financial statements. The auditors have included the going concern provision because we have incurred significant and recurring losses and have a large working capital deficit that the auditors believe raises substantial doubt about our ability to continue as a going concern. Until such time we receive additional debt or equity financing, there is a risk that our auditors will continue to include a going concern provision in the notes to our financial statements. Our plan to remove the threat to our continuation as a going concern and achieve profitability includes the following:

•

Real Estate Sales and Mortgage Originations in which we have continued to grow the sales and revenue of these two groups.

•

Mico-lending in which we have launched the micro-lending division of our company and look for this to be cash-flow positive in the near term.

As a result of our recent efforts, we have:

•

Increased revenue from the real estate and home loan origination groups;

•

Improved and enhanced our real estate facility;

•

Expanded real estate sales and stabilized the number of our mortgage home loan agents; and

•

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

Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. During 2009 and 2008, our common stock was sold and purchased at prices that ranged from a high of $.57 to a low of $.001 per share. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity because the price for our common stock may suffer greater declines due to its price volatility.

The price of our common stock that will prevail in the market after this offering may be higher or lower than the price you pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

•

Variations in our quarterly operating results;

•

The development of a market in general for our products and services;

•

Changes in market valuations of similar companies;

•

Announcement by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•

Loss of a major customer or failure to complete significant transactions;

•

Additions or departures of key personnel; and

•

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

•

That a broker or dealer approve a person's account for transactions in penny stocks; and

•

The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•

Obtain financial information and investment experience objectives of the person; and

•

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

•

Sets forth the basis on which the broker or dealer made the suitability determination; and

•

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

ITEM 2. PROPERTIES.

We lease office space at 1802 N. Carson Street, Suite 212, Carson City, Nevada, 89701. Our Carson Street lease costs $100 per month and is scheduled to expire on December 31, 2010. We also own our building in Carlsbad California.

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

CALENDAR YEAR 2008	HIGH	LOW
First Quarter	.57	.34
Second Quarter	.12	.10
Third Quarter	.04	.04
Fourth Quarter	.007	.005

CALENDAR YEAR 2009	HIGH	LOW
First Quarter	.002	.002
Second Quarter	.0005	.0003
Third Quarter	.0003	.0002
Fourth Quarter	.000197	.0001

As of December 31, 2009, we had 3,823,408,229 shares of our common stock outstanding. Our shares of common stock are held by approximately 96 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

The following table provides information about purchases by us and our affiliated purchasers during the year ended December 31, 2009 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Small Business Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2009 – December 31, 2009	-0-	-0-	-0-	-0-
Total	-0-	-0-	-0-	-0-

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

MANAGEMENT'S PLAN OF OPERATIONS

GENERAL.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 20098 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2008.

REVENUE

Revenue for the 12 months ended December 31, 2009 was 221,807 compared to $264,797 for the 12 months ended December 31, 2008, an increase of $42,990 or approximately 16%. Revenue decreased as a result of the depressed residential home sale market.

We expect to generate additional revenues during the coming 12 months due to increased marketing and real estate personnel.

COST OF REVENUE

Cost of revenue was $125,411 for the year ended December 31, 2009, compared to $125,411 cost of revenue for the year ended December 31, 2008. Costs as a percentage of sales was 64.5% in 2009 compared to47% in 2008.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses ("G&A") were $211,677 for the 12 months ended December 31, 2009, compared to $660,106 for the 12 months ended December 31, 2008, an increase of $448,429. The main reason for the decrease was due to decreased operations in real estate market.

CONSULTING, LEGAL AND PROFESSIONAL

Consulting, Legal and Professional was $329,052 compared to $418,906 or a decrease of $89,854. The main cause of the decrease was stock for services.

PAYROLL AND RELATED

Payroll and Related Services decreased to $300,000 from $291,520 an increase of $8,480.

LIQUIDITY AND CAPITAL RESOURCES

We intend to continue to find ways to expand our business through increased marketing and word of mouth. We believe that revenues and earnings will increase as we grow. We anticipate that we will incur smaller losses in the near future if we are able to expand our business.

During the 12 months ended December 31, 2009, we generated cash from financing activities of $561,085. We used cash in operating activities of $547,941 and no cash was provided by investing activities.

At December 31, 2009 our current liabilities exceeded our current assets by $2,331,708 which results in a capital deficiency.

In order to maximize our business plan, we will need to acquire additional capital from debt or equity financing. Even without additional funding we will be able to grow and increase our revenues substantially. With funding we could acquire substantial properties, renovate them, then sell them at a profit, and grow significantly faster.

Our independent certified public accountants have stated in their report, included in this Form 10-K, that due to our net loss and negative cash flows from operations, in addition to a lack of profitable history, there is a substantial doubt about our ability to continue as a going concern. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2010. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as further reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLSOURES ABOUT MARKET RISK.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in connection with generally accepted accounting principles, including those policies and procedures that:

• pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2009, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our internal controls and procedures are effective as of December 31, 2009. There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors and executive officers during the year ending December 31, 2009:

Name	Age	Positions	Position Held
Steve Bonenberger	52	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors	2003 to present
Peter Burns(1)	53	Director	2009 to present

1)

Mr. Burns was appointed as a member of the Board of Directors effective July 21, 2009.

The business experience of the persons listed above is as follows:

Biographical information for Steven Bonenberger

Steve Bonenberger: During the past five years, Mr. Bonenberger was the managing director of B.M.M., LLC, a corporate consulting firm. Going forward, he intends to devote a significant portion of his time to the furtherance of our operations.

Biographical information for Peter Burns

Peter Burns is a serial entrepreneur who specializes in the establishment and operation of niche market multi-location businesses.  He is an innovative businessman who creates many new concepts from the ground up, such as the first integrated media-rich commercial e-mail marketing business, the “Insert-A-Zine” niche-publishing concept and the first accredited College of Entrepreneurship in the United States at Grand Canyon University in Phoenix.  Mr. Burns is the founder (2008), and current chief executive officer of Club E Factory, a development and mentorship group made up of and for entrepreneurs.  Club E Factory is launching several initiatives, including We Are America’s Bailout. He is also the founder (2007) of Club E Network, an association of entrepreneurs, which started with Burns’ initial 19 students from the Barrett Honors College at Arizona State University.  It has since grown to over 7000 members and it is the largest network of entrepreneurs in the country.  Burns is also a Dean at Andrew Jackson University, a fully accredited online institution. Mr. Burns has served as principal and chief operating officer of Resorts Clubs International, Inc. since 2005. Resort Clubs International, Inc. is a unique membership program in golf industry at select private country club locations with corporate memberships and high-end residences across United States.

Early in his career, Peter established the first U.S. motorized bicycle (moped) rental and proceeded to expand initial operation into an international chain of 100 units, creating the largest recreational rental operation in the world. Burns was also a founding member of (YEO) Young Entrepreneurs Organization.  Peter has been featured in publications and television shows including The Arizona Republic, CNN, FOX News, FOX Business, Entrepreneur Magazine, Nations Business, The Phoenix Business Journal, The State Press, USA TODAY, and The Wall Street Journal.

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

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Steven Bonenberger, Chairman of the Board of Directors, President and CEO	2009	$-	$ -	$ -	$ -	$ -	$ -	$-
	2008	$ 141,250	$ -	$ -	$ -	$ -	$ -	$141,250

Brent Fouch Secretary, Director and CFO(1)	2009	$-	$ -	$ -	$ -	$ -	$ -	$-
	2008	$ 141,250	$ -	$ -	$ -	$ -	$ -	$141,250

1)

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

EMPLOYMENT AGREEMENTS

On January 1, 2010, the Company entered into an Employment Agreement with Steven Bonenberger, its Chief Executive Officer and President.  Pursuant to the Employment Agreement, Mr. Bonenberger will serve as President and Chief Financial Officer for an employment term through December 31, 2011. Mr. Bonenberger is entitled to an annual base salary of $240,000.

DIRECTOR COMPENSATION

The following table provides compensation summary concerning the compensation earned by the named directors for the years ended December 31, 2009 and 2008.

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

Steven Bonenberger, Chairman	2009	$-	$ -	$ -	$ -	$ -	$ -	$-
	2008	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Peter Burns, Director(2)	2009	$-	$ -	$ -	$ -	$ -	$ -	$-

Brent Fouch, Director(1)	2009	$	$ -	$ -	$ -	$ -	$ -	$-
	2008	$ -	$ -	$ -	$ -	$ -	$ -	$ -

1)

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

2)

Mr. Burns was appointed as a member of the Board of Directors effective July 21, 2009.

CONFIDENTIALITY AGREEMENTS

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of the end of the most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance, aggregated as follows:

All compensation plans previously approved by security holders; and

All compensation plans not previously approved by security holders.

	Number of	Weighted	Number of
	Securities	Average	Securities
	to be Issued	Exercise	Available for
	Upon Exercise	Price of	Future Issuance
	of Outstanding	Outstanding	Under Equity
	Options,	Options,	Compensation
	Warrants and	Warrants and	Plans
	Rights	Rights	(Excluding
securities
reflected in
column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,145,000,000	.001	1,925,000

Equity compensation plans not approved by security holders	-0-	N/A	N/A

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of April 6, 2010, there were 5,253,908,229 shares of common stock issued and outstanding. The following table sets forth the beneficial ownership of the Company's common stock (i) by any person or group known by the Company to beneficially own more than 5% of the outstanding common stock, (ii) by each Director and executive officer and (iii) by all Directors and executive officers as a group. Unless otherwise indicated, the holders of the shares shown in the table have sole voting and investment power with respect to such shares.

Name and Address (1)	Number of Shares Beneficially Owned	Class	Percentage Beneficially Owned(2)
Steven Bonenberger, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors	70,082,710 4,335,000	Common Stock Series A Preferred(3)	1% 100%
Peter Burns, Director	50,000,000	Common Stock	*
Total for all directors and executive officers (2persons)	120,082,710 4,335,000	Common Series A Preferred	1% 100%
*Denotes less than 1%

(1)

Unless indicated otherwise, the address for each of the above listed is c/o Angel Acquisition Corp., 1802 N. Carson Street, Suite 212-3018, Carson City, Nevada 89701.

(2)

The above percentages are based on 5,253,908,229 shares of common stock, 4,335,000 shares of Series A Preferred Stock and 30,000,000 shares of Series B Preferred Stock issued and outstanding as of April 6, 2010.

(3)

The Company has ten million (10,000,000) shares of Series A Preferred Stock designated with each share of Series A being entitled to the voting equivalent of 1,000 shares of common stock and each share is convertible into 1,000 shares of the Company’s common stock.  As of April 6, 2010, there were 4,335,000 shares of Series A outstanding.

(4)

The Company has fifty million (50,000,000) shares of Series B Preferred Stock designated with each share of Series B being entitled to the voting equivalent of 100 shares of common stock and is convertible on a 1 for 100 basis into shares of the Company’s common stock.  As of April 6, 2010., there were 30,000,000 shares of Series B outstanding.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

None.

 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by Gruber & Company, LLC for professional services rendered for the audit of Angel Acquisition Corp.’s financial statements for the fiscal year 2009 and 2008 were $30,000 and $30,000, respectively.

AUDIT-RELATED FEES

None.

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

ITEM 15. EXHIBITS.

Exhibit No.	Identification of Exhibit

3.1**	Articles of Incorporation.
3.2**	Articles of Amendment to Articles of Incorporation.
3.3**	Articles of Amendment to Articles of Incorporation
3.4**	Certificate of Change.
3.5**	Certificate of Correction to the Certificate of Change.
3.6**	Certificate of Amendment to the Certificate of Designation for the Series B Preferred Stock.
3.7**	Certificate of Designation for the Series A Preferred Stock.
3.8**	Certificate of Designation for the Series C Preferred Stock.
3.9**	Articles of Amendment to Articles of Incorporation
3.10 **	Articles of Amendment to Articles of Incorporation
3.11**	Bylaws.
10.1**	Steven Bonenberger Employment Agreement dated January 1, 2009
14**	Code of Ethics
21*	Subsidiaries
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

SIGNATURE	TITLE	DATE

/s/ Steve Bonenberger
Steve Bonenberger	Director	May 14, 2010

/s/ Peter Burns	Director	May 14, 2010
Peter Burns

 GRUBER & COMPANY, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

ANGEL ACQUISITION CORP.

We have audited the accompanying consolidated balance sheet of Angel Acquisition Corp. as of December 31, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company's internal control over its financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angel Acquisition Corp. as of December 31, 2009 and 2008 and the results of its consolidated operations and cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

The cash flow statement for the year ended December 31, 2008 has been restated to correct errors.

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

Gruber & Company, LLC

Lake Saint Louis, Missouri

May 12, 2010

ANGEL ACQUISITION CORP. F/K/A PALOMAR ENTERPRISES, INC.

BALANCE SHEETS

	December 31,

Assets	2009	2008

Current assets
Cash and cash equivalents	$13,144	$--

Property, plant and equipment, net	1,254,402	1,280,107
Property held for resale	496,000	--
Other assets	--	69,709

Total assets	1,763,546	1,349,816

Liabilities and Stockholders' Deficit

Current liabilities
Notes payable	1,572,588	1,512,740
Bank overdraft		5,103
Accrued expenses	11,093	27,517
Accrued derivative liability	280,293	1,593,296
Due to related party	480,878	72,630
Total current liabilities	2,344,852	3,211,286

Notes payable, net of current maturities	1,224,508	1,233,326

Total liabilities	3,569,360	4,444,612

Stockholders' equity
Series A preferred stock, $.00001 par value, 10,000,000
shares authorized, 4,335,000 and 9,000,000 shares
issued and outstanding	43	90
Series B preferred stock $.00001 par value, 50,000,000
shares authorized 30,000,000 shares issued or
outstanding	300	300
Series C preferred stock, $.00001 par value, 30,000,000
shares authorized, no shares issued and outstanding
Common stock, 25,000,000,000 shares authorized,
par value $.00001, 3,923,408,229 and 65,475,301	--	--
shares issued and outstanding	39,234	655
Additional paid-in capital	19,431,562	18,682,042

Accumulated deficit	(21,276,953)	(21,777,883)
Total stockholders' equity (deficit)	(1,805,814)	(3,094,796)

Total liabilities and stockholders' equity	$1,763,546	$1,349,816

The accompanying notes are an integral part of these financial statements.

ANGEL ACQUISITION CORP. F/K/A PALOMAR ENTERPRISES, INC.
STATEMENT OF OPERATIONS

	Year Ended
	December 31,
	2009	2008

Revenues	$221,807	$264,797

Cost of sales	143,181	125,411

Gross margin	78,626	139,386

Operating expenses
General and administrative	211,677	660,106
Facilities and rent	44,479	43,953
Payroll and related costs	300,000	291,520
Consulting legal and professional	329,052	418,906

Total expenses	885,208	1,414,485

Loss from operations	$(806,582)	$(1,275,099)

Other income (expense)
Interest expense	(78,348)	(201,606)
Change in derivative liability	1,313,002	(995,196)
Loss on sale of property	--	(278,863)
Forgiveness of debt	72,856	425,295
Total other expense	1,307,510	(1,050,370)

Income (loss) from continuing operations	500,928	(2,325,469)

Loss from discontinued operations	--	(258,907)

Net income (loss)	500,928	(2,584,376)

Net loss per share from continuing operations	0.04%	-14.84%
Net loss per share from discontinued operations	--	-1.65%
	$0.04%	$-16.49%

Weighted average number of common shares

used in per share calculations	1,302,378,304	15,668,721

 The accompanying notes are an integral part of these financial statements.

ANGEL ACQUISITION CORP. F/K/A PALOMAR ENTERPRISES, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

			Series A	Series A	Series B	Series B	Additional		Retained	Total
	Common	Common	Preferred	Preferred	Preferred	Preferred	Paid-in	Subscription	Earnings	Shareholders'
	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Receivable	(Deficit)	Equity

Balance December 31, 2007	872,805	9	9,000,000	90	30,000,000	300	17,558,515	(488,591)	(19,193,507)	(2,123,184)
Shares issued for services	8,265,000	83					237,167			237,250
Shares issued for debt reduction	56,337,496	563					31,874			32,437
Reduction of Subscription							(128,713)	488,591		359,878
Net Loss for the year									(2,584,376)	(2,584,376)
Spin-Off of Subsidiary							983,199			983,199

Balance December 31, 2008	65,475,301	655	9,000,000	90	30,000,000	300	18,682,042	-	(21,777,883)	(3,094,796)
Shares issued for services	480,000,000	4,800					253,200			258,000
Shares issued for debt reduction	3,277,932,928	32,779					497,271			530,050
Series A conversion into common stock	100,000,000	1,000	(100,000)	(1)			(1,000)			--
Series A returned to treasury			(4,565,000)	(46)			46			-
Net Loss for the year									500,928	500,928
	3,923,408,229	39,234	4,335,000	43	30,000,000	300	19,431,562	-	(21,276,955)	(1,805,814)

The accompanying notes are an integral part of these financial statements.

ANGEL ACQUISITION CORP. F/K/A PALOMAR ENTERPRISES, INC.

STATEMENT OF CASH FLOWS

	Year Ended
	December 31,
	2009	2008
		(Restated)
Cash flows used for operating activities
Net income (loss)	$500,928	$(2,584,376)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	25,704	21,250
Stock issued for services	258,000	237,250
Change in derivative liability	(1,313,002)	995,196
Forgiveness of debt	(72,856)	(425,295)
Loss on sale of property	--	278,863
Non-cash gain on sale of property	--	983,199
Changes in operating assets and liabilities
Prepaid expenses	69,709	24,533
Accounts payable and accrued expenses	(16,424)	(202,466)

Cash flows used for operating activities	(547,941)	(671,846)

Cash flows from investing activities
Proceeds from sale of property	--	463,000
	--
Cash flows from investing activities		463,000

Cash flows from financing activities
Proceeds from (repayment of) notes payable	403,818	186,451
Advances from related parties	162,370
Cash overdraft	(5,103)	5,103
Cash flows from financing activities	561,085	191,554

Increase in cash and cash equivalents	13,144	(17,292)

Cash and cash equivalents - Beginning of period	---	17,292

Cash and cash equivalents - End of period	$13,144	$--

Supplemental Disclosures regarding cash flows
Interest paid	$67,255	$106,307

Income taxes paid	---	---

Non-cash financing activities
Stock issued for compensation	$258,000	$237,250
Stock issued to retire debt	530,050	32,437

The accompanying notes are an integral part of these financial statements.

ANGEL ACQUISITION CORP. F/K/A PALOMAR ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Palomar Enterprises, Inc. formerly the Company was incorporated on March 10, 1999 in accordance with the laws of the State of Nevada.  On February 5, 2008 Palomar changed its name to Angel Acquisition Corp to properly reflect the change in business direction.

The Company assists private companies in the process of going public as well as being a licensed mortgage broker and developer.

In April, 2008, the Board of Directors authorized the disposition of its ninety eight percent interest in The Blackhawk Fund.  As a result, the Company is accounting for the operations of The Blackhawk Fund as discontinued operations in the accompanying financial statements.  The Company has reclassified prior periods to conform to the current period

NOTE 2 - PREPARATION OF FINANCIAL STATEMENTS

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

NOTE 3 - GOING CONCERN UNCERTAINTY

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

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Cash and cash equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly- liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2. Basis of Presentation

In April of 2008 the Company sold its subsidiary the Blackhawk Fund. .(See Note 10 – Discontinued Operations

On February 5, 2008 the Company effectuated a 300 to 1 reverse stock split-all financial statements have been retroactively stated to record this reverse split.

3. Research and development expenses

Research and development expenses are charged to operations as incurred. There were no research and development costs incurred in the periods.

4. Advertising expenses

Advertising and marketing expenses are charged to operations as incurred. Advertising expenses for the periods ending December 31, 2009 and 2008 was $23,370 and $24,966.

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

6. Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.” ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

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

9.  Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and convertible debt, the carrying amounts approximate their fair values due to their short maturities.

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•

Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at December 31, 2009.

Description	Level 1	Level 2	Level 3

Liabilities

Accrued derivative liability	-	$280,293	-

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2010, FASB issued ASU 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-9"). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The Company does not expect the adoption of ASU 2010-09 to have a material impact on its consolidated results of operations or financial position.

In January 2010, FASB issued ASU 2010-6 Improving Disclosures about Fair Measurements ("ASU 2010-6"). ASU 2010-6 provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for interim and annual periods ending after December 15, 2010. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated results of operations or financial position.

In January 2010, FASB issued ASU 2010-2 Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification ("ASU 2010-2"). ASU 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification, originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-2 is effective for the Company starting January 1, 2010. The Company does not expect the adoption of ASU 2010-2 to have a material impact on the Company's consolidated results of operations or financial position.

In December 2009, FASB issued ASU 2009-17 Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities ("ASU 2009-17"). ASU 2009-17 amends the FASB ASC for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 also requires additional disclosures about an enterprise's involvement in variable interest entities. ASU 2009-17 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of ASU 2009-17 to have a material impact on its consolidated results of operations or financial position.

In December 2009, FASB issued ASU 2009-16 Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets ("ASU 2009-16"). ASU 2009-16 amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in ASU 2009-16 improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. ASU 2009-16 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009.  The Company does not expect the adoption of ASU 2009-16 to have a material impact on its consolidated results of operations or financial position.

In August 2009, FASB issued ASU 2009-5 Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value ("ASU 2009-5"). ASU 2009-5 provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities. ASU 2009-5 clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value. ASU 2009-5 was effective for the Company for interim and annual periods ending after September 30, 2009. The adoption of ASU 2009-5 did not have a material impact on the Company's consolidated results of operations or financial position.

 In August 2009, FASB issued ASU 2009-4 Accounting for Redeemable Equity Instruments—an Amendment to Section 480-10-S99 ("ASU 2009-4"). ASU 2009-4 represents a Securities and Exchange Commission ("SEC") update to Section 480-10-S99, Distinguishing Liabilities from Equity. The adoption of guidance within ASU 2009-4 did not have an impact on the Company's consolidated results of operations or financial position.

 In June 2009, FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162, (now codified within ASC 105, Generally Accepted Accounting Principles ("ASC 105")). ASC 105 establishes the Codification as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. All guidance contained in the Codification carries an equal level of authority. Following this statement, FASB will not issue new standards in the form of statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve only to: (1) update the Codification; (2) provide background information about the guidance; and (3) provide the bases for conclusions on the change(s) in the Codification. ASC 105 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. The adoption of ASC 105 did not have an impact on the Company's consolidated results of operations or financial position.

 In May 2009, FASB issued SFAS No. 165, Subsequent Events, (now codified within ASC 855, Subsequent Events ("ASC 855")). ASC 855 establishes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 was effective for the Company on April 1, 2009. The adoption of ASC 855 did not have a material impact on the Company's consolidated results of operations or financial position.

In April 2009, FASB issued Staff Position ("FSP") No. 115-2 and FSP 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (now codified within ASC 320, Investments—Debt and Equity Securities ("ASC 320")). ASC 320 provides greater clarity about the credit and noncredit component of an other-than-temporary impairment event and more effectively communicates when an other-than-temporary impairment event has occurred. ASC 320 amends the other-than-temporary impairment model for debt securities. The impairment model for equity securities was not affected. Under ASC 320, an other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. This standard was effective for interim periods ending after June 15, 2009. The adoption of ASC 320 did not have a material impact on the Company's consolidated results of operations or financial position.

 In April 2009, FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (now codified within ASC 820, Fair Value Measurements and Disclosures). ASC 820 provides guidelines for making fair value measurements more consistent and provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. ASC 820 is applied to all assets and liabilities (i.e., financial and non-financial) and requires enhanced disclosures. This standard was effective for periods ending after June 15, 2009. The adoption of ASC 820 did not have a material impact on the Company's consolidated results of operations or financial position.

In April 2009, FASB issued FSP 107-1 and Accounting Principles Board 28-1, Interim Disclosures about Fair Value of Financial Instruments (now codified within ASC 825, Financial Instruments ("ASC 825")). ASC 825 requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. ASC 825 was effective for interim periods ending after June 15, 2009. The adoption of ASC 825 did not have a material impact on the Company's consolidated results of operations or financial position.

In June 2008, FASB issued Staff Position—Emerging Issues Task Force 03-6-1, Dettermining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (now codified within ASC 260, Earnings Per Share ("ASC 260")). Under ASC 260, unvested share based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. ASC 260 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires retrospective application. The adoption of ASC 260 did not have a material impact on the Company's earnings per share calculations.

In April 2008, FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (now codified within ASC 350, Intangibles—Goodwill and Other ("ASC 350")). ASC 350 provides guidance for determining the useful life of a recognized intangible asset and requires enhanced disclosures so that users of financial statements are able to assess the extent to which the expected future cash flows associated with the asset are affected by our intent and/or ability to renew or extend the arrangement. ASC 350 was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of ASC 350 on January 1, 2009 did not impact the Company's consolidated results of operations or financial position.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (now codified within ASC 815, Derivatives and Hedging ("ASC 815")). ASC 815 requires enhanced disclosures about an entity's derivative and hedging activities aimed at improving the transparency of financial reporting. ASC 815 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of ASC 815 did not have any impact on the Company's consolidated results of operations or financial position.

In December 2007, FASB issued SFAS No. 141(R), Business Combinations (now codified within ASC 805, Business Combinations ("ASC 805")). ASC 805 establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. ASC 805 significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs and restructuring costs. In addition, under ASC 805, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. The provisions of this standard will apply to any acquisitions we complete on or after December 15, 2008. The adoption of ASC 805 did not have an impact on the Company's consolidated results of operations or financial position.

 In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (now codified within ASC 810, Consolidation ("ASC 810")). ASC 810 changes the accounting and reporting for minority interests, which is recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. The provisions of ASC 810 were applied to all noncontrolling interests prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented and have been disclosed as such in our consolidated financial statements herein. ASC 810 became effective for fiscal years beginning on or after December 15, 2008. The Company adopted ASC 810 effective January 4, 2009. The adoption of ASC 810 did not have an initial material impact on the Company’s consolidated results of operations or financial position.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (now codified within ASC 820). ASC 820 provides guidance for using fair value to measure assets and liabilities. Under ASC 820, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The guidance within ASC 820 became effective for financial statements issued for fiscal years beginning after November 15, 2007; however, the FASB provided a one year deferral for implementation of the standard for non-recurring, non-financial assets and liabilities. The Company adopted ASC 820 for non-financial assets and non-financial liabilities effective January 1, 2009, which did not have any effect on its consolidated results of operations or financial position.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 6 - RELATED PARTY TRANSACTIONS

As of December 31, 2009, the Company is indebted to its officer, Steve Bonenberger, in the amount of $480,878 of loans and accrued compensation. Terms are without interest payable on demand.

NOTE 7 – PROPERTY
Property and equipment consisted of the following at December 31, 2009:

Building	$ 1,395,612
Office equipment	27,080
Total	1,422,692
Less: Accumulated depreciation	(168,290)

Property & equipment, net	$1,254,402

Assets are being depreciated from five to forty years using the straight line method.

NOTE 8 - NOTES PAYABLE

Notes payable at December 31, 2009 are comprised of the following:

Note payable to lending institution, original balance of $980,000 interest at 7.5% per annum. Requires monthly principal and interest payments of 6,852 through 2034. Collateralized by building.	$748,508

Convertible debentures payable to an investor group, interest at 8% due no later than March 2009.	1,022,559

Mortgage payable secured by a building, 7.875% interest only for ten years	496,000

Convertible note to investors past due 20% interest	35,029

Credit line from a bank up to 500,000 interest only at one percent over prime.	495,000

Total	$2,797,096

Less current portion	1,572,588
Total long-term portion	$ 1,224,508

NOTE 9 - LEASES

Our corporate headquarters are located in Carson City, Nevada, whereby we lease space for approximately $100 a month.  The lease is scheduled to expire on December 31, 2010.

NOTE 10 - DISCONTINUED OPERATIONS

In April 2008 the Company authorized the disposal of its ninety eight percent interest in The Blackhawk Fund.  The Company sold the stock in its subsidiary to an unrelated third party for $463,000, consisting of $463,000 in cash.. Included in notes receivable is an amount due from the former subsidiary of $720,896 due without interest upon demand, which has been reserved for in full as doubtful to collect at December 31, 2008

Income (loss) from discontinued operations consists of direct revenues and direct expenses of The Blackhawk Fund.  A summary of the operating results included in discontinued operations in the accompanying statement of operations is a follows:

Year Ended
December 31,
2008
Revenues	$ 15,200

Cost of goods sold	-

Gross profit	-

Operating expenses	(229,690)

Loss from operations	(214,490)

Other expense	(44,417)

Net loss	$ (258,907)

NOTE 11 - DERIVATIVE LIABILITY

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

The fair value of the Convertible Note was determined utilizing the Black-Scholes stock option valuation model.  The significant assumptions used in the valuation are:  the exercise price as noted above; the stock price as of December 31, 2009; expected volatility of 66%; risk free interest rate of approximately 4.50%; and a term of one year.

NOTE 12 - STOCKHOLDERS’ EQUITY

Preferred Stock

During the year ended December 31, 2009, the Company converted 100,000 shares of Series A preferred stock into 100,000,000 shares of common stock. These shares were issued based upon the exemption from registration found in Section 4(2) of the Securities Act.

In connection with Brent Fouch’s resignation from his position as Treasurer, Chief Financial Officer and Director of the Company effective January 26, 2009, Mr. Fouch returned 4,565,000 shares of Series A preferred stock beneficially  to the Company’s treasury which was beneficially held by him.

Common Stock

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

During the year ended December 31, 2009, the Company issued 340,000,000 shares to non-affiliated parties for services totaling $229,000, 650,000,000 shares were issued for officer and director accrued payroll compensation valued at $65,000 and 2,627,932,928 shares were issued for debt reduction totaling $531,301. These shares were issued based upon the exemption from registration found in Section 4(2) of the Securities Act. In addition, during year ending December 31, 2009, the Company issued 140,000,000 shares for services valued at $29,000. These shares were issued under an S-8 registration statement.

NOTE 13 – RESTATEMENT OF FINANCIAL STATEMENTS

The Company restated certain elements of the cash flows to record adjustments related to sale of subsidiary and other adjustments related to non-cash financing activities.  The following table details the specific changes:

	For the year Ended December 31, 2008 As originally stated	For the year Ended December 31, 2008 Adjustment		For the year Ended December 31, 2008 Restated

Cash flows used for operating activities
Net income (loss)	$(2,584,376)			$(2,584,376)
Minority interest in net loss	---	(109,635)	A	(109,635)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	28,386	7,136	A	21,250
Stock issued for services	237,250			237,250
Change in derivative liability	995,196			995,196
Forgiveness of debt	---	(425,295)	A	(425,295)
Loss on sale of property	---	278,863	A	278,863
Non-cash gain on sale of property	---	983,199	A	983,199
Other Assets	24,113	24,113	A	-

Changes in operating assets and liabilities
Prepaid expenses	---	24,533	A	24,533
Accounts payable and accrued expenses	21,525	(223,991)	A	(202,466)

Cash flows used for operating activities	(1,387,559)	(715,713)	A	(671,846)

Cash flows from investing activities
Capital expenditures	983,199	983,199	A	---
Proceeds from sale of property	-	463,000	A	463,000

Cash flows from investing activities	983,199	520,199	A	463,000

Cash flows from financing activities
Reduction of debt		(197,980)		(197,980)	A	---
Proceeds from (repayment of) notes payable		187,630		1,179	A	186,451
Stock issued for reduction of debt		32,437		32,437	A	---
Proceeds from sale of common stock		359,878		359,878	A	---
Advances from related parties
Cash overdraft		5,103				5,103
Cash flows from financing activities		387,068				191,554

Increase in cash and cash equivalents		(17,292)				(17,292)

Cash and cash equivalents - Beginning of period		17,292				17,292

Cash and cash equivalents - End of period	$	---			$	---

Supplemental Disclosures regarding cash flows
Interest paid		$106,307				$106,307
Income taxes paid		---				---

Non-cash financing activities
Stock issued for compensation	$	---	A	237,250		$237,250
Stock issued to retire debt		---	A	32,437		32,437

A – To record adjustments related to sale of subsidiary and other adjustments related to non-cash financing activities.