Form 10-Q
period 2010-03-31
ANGEL ACQUISITION CORP.
filed 2010-05-24
CIK 1082822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

Form 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 1, 2010, the issuer had 5,853,908,229 shares of its common stock issued and outstanding.

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

ANGEL ACQUISITION CORP.

BALANCE SHEETS

	March 31, 2010 (unaudited)	December 31, 2009 (audited)
Assets Current assets
Cash and cash equivalents	$23,628	$13,144

Property, plant and equipment, net	1,247,976	1,254,402
Property held for resale	496,000	496,000
Other assets	-	-

Total assets	1,767,604	1,763,546

Liabilities and Stockholders' Deficit
Current liabilities
Notes payable	1,577,472	1,572,588
Accrued expenses	25,702	11,093
Accrued derivative liability	41,424	280,293
Due to related party	536,628	480,878
Total current liabilities	2,181,226	2,344,852

Notes payable, net of current maturities	1,233,614	1,224,508

Total liabilities	3,414,840	3,569,360

Stockholders' equity
Series A preferred stock, $.00001 par value, 10,000,000 shares authorized, 4,335,000 and 4,335,000 shares issued and outstanding, respectively	43	43
Series B preferred stock $.00001 par value, 50,000,000 shares authorized 30,000,000 and 30,000,000 shares issued and outstanding, respectively	300	300
Series C preferred stock, $.00001 par value, 30,000,000 shares authorized, no shares issued and outstanding, respectively	-	-
Common stock, 25,000,000,000 shares authorized, par value $.00001, 5,253,908,229 and 3,923,408,229 shares issued and outstanding, respectively	52,539	39,234
Additional paid-in capital	19,463,367	19,431,562
Accumulated deficit	(21,163,485)	(21,276,953)
Total stockholders' equity (deficit)	(1,647,236)	(1,805,814)

Total liabilities and stockholders' equity	$1,767,604	$1,763,546

The accompanying notes are an integral part of these financial statements.

ANGEL ACQUISITION CORP.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009

Revenues	$29,030	$48,512
Cost of goods sold	700	33,617

Gross profit	28,330	14,895

Operating expenses
General and administrative	16,474	45,463
Facilities and rent	-	31,981
Consulting, legal and professional	58,048	221,200
Payroll and related costs	60,000	-

Total operating expenses	134,522	298,644

Loss from operations	(106,192)	(283,749)

Interest expense	(19,209)	(26,999)
Derivative liability	238,869	1,451,363

Net income (loss)	$113,468	$1,140,615

Net loss per share of common stock- basic and diluted	$0.00	$0.00

Weighted average number of shares of common stock outstanding	291,959,275	291,959,275

The accompanying notes are an integral part of these financial statements.

ANGEL ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net loss for the period	$113,468	$1,140,615
Minority Interest in Net Loss
Adjustments to reconcile net loss to net cash used by operating activities:
Accrued Derivative Liability	(238,869)	(1,451,363)
Depreciation	6,426	6,426
Common stock issued for services	38,500	417,834
Changes in assets and liabilities:
Other assets	-	69,709
Accounts payable and accrued liabilities	14,609	36,529

Net cash used in operating activities	(65,866)	219,750

Cash flows from financing activities:
Proceeds from related party	84.950	82,250
Reduction of debt	(4,100)	(302,000)
Paydown of credit line	(4,500)	-

Net cash flow from financing activities	76,350	(219,750)

Net Increase (decrease) in cash	10,484	-
Cash at beginning of period	13,144	-

Cash at end of period	23,628	-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest Paid	$4,600	$23,218

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued to satisfy liabilities	$50,810	$-
Common stock issued for services	$38,500	$-

The accompanying notes are an integral part of these financial statements.

ANGEL ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED

MARCH 31, 2010

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

2. Basis of Presentation

In April of 2008 the Company sold its subsidiary the Blackhawk Fund. (See Note 11 – Discontinued Operations)

On February 5, 2008 the Company effectuated a 300 to 1 reverse stock split-all financial statements have been retroactively stated to record this reverse split.

3. Research and development expenses

Research and development expenses are charged to operations as incurred. There were no research and development costs incurred in the periods.

4. Advertising expenses

Advertising and marketing expenses are charged to operations as incurred there were no expenses in 2010 or 2009.

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

As of December 31, 2009, the deferred tax asset is related solely to the Company's net operating loss carry forward and is fully reserved.

7. Earnings (loss) per share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2010, the Company's outstanding warrants are considered anti-dilutive.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued authoritative guidance which will require more information about the transfer of financial assets where companies have continuing exposure to the risks related to transferred financial assets. This guidance is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The adoption of this guidance had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2009, the FASB issued authoritative guidance which will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under this guidance, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The adoption of this guidance had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company at March 31, 2010 is indebted to its officer for $241,628 of loans and $295,000 in accrued salaries. Terms are without interest payable on demand.

During the quarter ending March 31, 2010, 607,000,000 shares were issued for officer debt reduction totaling $29,200. These shares were issued based upon the exemption from registration found in Section 4(2) of the Securities Act.  In addition a total of $85,950 was advanced to the company by its officers, which represented $60,000 in accrued salary and $25,950 in cash.

NOTE 7 – PROPERTY
Property and equipment consisted of the following at March 31, 2010:

Building	$ 1,395,612
Office equipment	27,080
Total	1,422,692
Less: Accumulated depreciation	(174,716)
Property & equipment, net	$ 1,247,976

Assets are being depreciated from five to forty years using the straight line method.

NOTE 8 - OTHER ASSETS-PROPERTY HELD FOR RESALE

In April of 2009 the Company reacquired a residential property for sale and assumed the mortgage. The value of the property has been recorded at its appraised value which equals the amount of mortgage of $496,000 as the property is held for sale the Company is not depreciating the asset.

NOTE 9 - NOTES PAYABLE

Notes payable at March 31, 2010 are comprised of the following:

Note payable to lending institution, original balance of $980,000 interest at 7.5% per annum. Requires monthly principal and interest payments of 6,852 through 2034. Collateralized by building.	$ 748,508

Convertible debentures payable to an investor group, interest at 8% due no later than March 2009.	1,046,443

Mortgage payable secured by a building, 7.875% interest only for ten years	496,000

Convertible note to investors past due 20% interest	35,029

Credit line from a bank up to 500,000 interest only at one percent over prime.	495,000

Total	$ 2,820,980

Less current portion	1,577,472
Total long-term portion	$ 1,243,508

NOTE 10 - LEASES

Our corporate headquarters are located in Carson City, Nevada, whereby we lease space for approximately $100 a month.  The lease is scheduled to expire on December 31, 2010.

NOTE 11 - DISCONTINUED OPERATIONS

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

NOTE 12 - DERIVATIVE LIABILITY

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

The fair value of the Convertible Note was determined utilizing the Black-Scholes stock option valuation model.  The significant assumptions used in the valuation are:  the exercise price as noted above; the stock price as of March 31, 2010; expected volatility of 66%; risk free interest rate of approximately 4.50%; and a term of one year.

NOTE 13 – STOCKHOLDERS’ EQUITY

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

Common Stock

During the quarter ended March 31, 2010, the Company issued 1,387,500,000 shares for debt reduction totaling $50,810 and cancelled 442,000,000 shares that had previously been issued during the year ended December 31, 2009 for debt reduction of $44,200.

During quarter ending March 31, 2010, the Company issued 385,000,000 shares for services valued at $38,500. These shares were issued under an S-8 registration statement.

NOTE 14 - SUBSEQUENT EVENTS

Subsequent to the quarter ended March 31, 2010, the Company issued 600,000,000 shares for debt reduction totaling $35,000.

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

There are several factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-Q to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices. Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-Q, as well as the financial statements in Item 8 of Part II of our Form 10-K for the fiscal year ended, December 31, 2009.

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

CORPORATE OFFICES

Our executive office is located at: 2585 Pio Pico Carlsbad, CA 92008.

EMPLOYEES

We have one full-time employee and three part-time employees as of March 31, 2010. We also have three independent agents working for the Company. As we grow, we will need to attract an unknown number of additional qualified employees and independent agents. Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed. None of our employees are currently represented by a labor union. We expect to have a ready source of available labor to support our growth.

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

Management's Plan of Operations

Results of Operations

Continuing operations

Revenue

Three months ended March 31, 2010, compared to the three months ended March 31, 2009. Total revenues were at $29,030 for the three months ended March 31, 2010 compared to $48,512 for the prior period, a decrease of 19,482.  Sales decrease is a result economic factors in the real estate industry as well as us beginning to concentrate on our new business plan.

Total operating expenses for the three months ended March 31, 2010 compared to 2009 decreased to $134,522 from $298,644 in the prior period. This decrease was a result of less consulting, legal and professional fees and general and administrative as we substantially reduced costs to only those of an essential element.

Net loss from operations for the three months ended March 31, 2010 was $106,192.

Liquidity and Capital Resources

As of March 31, 2010, we had a deficiency in working capital of $2,157,598.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money.  However, the Company reported income of $500,928 during the year ended December 31, 2009. We may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given we will be successful in reaching or maintaining profitable operations.

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

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent accountants on our December 31, 2009 financial statements include an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of March 31, 2010 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of March 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2010, the Company issued 1,387,500,000 shares for debt reduction totaling $50,810 and cancelled 442,000,000 shares that had previously been issued during the year ended December 31, 2009 for debt reduction of $44,200.

During quarter ending March 31, 2010, the Company issued 385,000,000 shares for services valued at $38,500. These shares were issued under an S-8 registration statement.

Subsequent to the quarter ended March 31, 2010, the Company issued 600,000,000 shares for debt reduction totaling $35,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

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

Angel Acquisition Corp.

Dated: May 24, 2010	By:	/s/ Steve Bonenberger
Steve Bonenberger
President, Chief Executive Officer and Director