Form 10-Q
period 2010-06-30
ANGEL ACQUISITION CORP.
filed 2010-08-20
CIK 1082822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

Form 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 18, 2010, the issuer had 7,755,908,229 shares of its common stock issued and outstanding.

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

ANGEL ACQUISITION CORP.

BALANCE SHEETS

	June 30, 2010 (unaudited)	December 31, 2009 (audited)
Assets Current assets
Cash and cash equivalents	$1,058	$13,144

Property, plant and equipment, net	1,241,595	1,254,402
Property held for resale	496,000	496,000

Total assets	1,738,653	1,763,546

Liabilities and Stockholders' Deficit
Current liabilities
Notes payable	548,899	1,572,588
Accrued expenses	20,502	11,093
Accrued derivative liability	-	280,293
Due to related party	177,338	480,878
Total current liabilities	746,739	2,344,852

Notes payable, net of current maturities	1,351,998	1,224,508

Total liabilities	2,098,737	3,569,360

Stockholders' equity
Series A preferred stock, $.00001 par value, 10,000,000 shares authorized, 4,335,000 and 4,335,000 shares issued and outstanding, respectively	43	43
Series B preferred stock $.00001 par value, 50,000,000 shares authorized 30,000,000 and 30,000,000 shares issued and outstanding, respectively	300	300
Series C preferred stock, $.00001 par value, 30,000,000 shares authorized, no shares issued and outstanding, respectively	-	-
Common stock, 15,900,000,000 shares authorized, par value $.00001, 7,755,908,229 and 3,923,408,229 shares issued and outstanding, respectively	77,559	39,234
Additional paid-in capital	19,526,409	19,431,562
Accumulated deficit	(19,964,395)	(21,276,953)
Total stockholders' equity (deficit)	(360,084)	(1,805,814)

Total liabilities and stockholders' equity	$1,738,653	$1,763,546

The accompanying notes are an integral part of these financial statements.

ANGEL ACQUISITION CORP.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(UNAUDITED)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2010	2009	2010	2009

Revenue	76,308	$ 94,756	47,278	$ 46,244
Cost of goods sold	41,721	62,350	41,021	28,733

Gross profit	34,587	32,406	6,257	17,511

Operating expenses:
General and administrative	73,802	46,691	57,328	1,228
Facilities and rent	-	49,766	-	17,785
Consulting, legal and
Professional	70,028	235,048	11,980	13,848
Payroll and related costs	-	-	(60,000)	-
Total operating expenses	143,830	331,505	9,308	32,861

Loss from operations	(109,243)	(299,099)	(3,051)	(15,350)

Other income or (expense)
Interest expense	(157,593)	(60,342)	(138,384)	(33,343)

Derivative Expense	-	1,313,002	(238,869)	(138,361)

Profit (Loss)	(266,836)	953,561	(380,304)	(187,054)

Forgiveness of Debt	1,579,394	-	1,579,394	-

Net Profit (Loss)	1,312,558	$ 953,561	1,199,090	$ (187,054)

Net (loss) per share from
continuing operations- basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Net (loss) per share from
discontinued operations - basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Net loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

ANGEL ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities
Net Profit for the period	$ 1,312,558	$ 953,561
Forgiveness of Debt	(1,579,394)	-
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	12,808	12,852
Common stock issued	133,172	466,321
Accrued Derivative liability	(280,293)	(1,313,002)
Changes in operating assets and liabilities:
Decrease in inventory	-	-
(Increase) decrease in prepaid
expenses/other	-	69,709
(Increase ) in notes receivable	-	-
Increase in accounts payable and accrued
Expenses	9,409	(7,517)
Net cash (used) by operating activities	(391,740)	181,924

Cash flows from investing activities
Purchase of property	-	(496,000)

Cash portion on sale of subsidiary	-	-
Net cash (used) by investing activities		(496,000)

Cash flows from financing activities
Proceeds from note payable	20,000	168,077
Proceeds from related party	133,950	172,898
Payment of debt	(20,900)	-
Increase in debt	246,604	-

Cash overdraft	-	(5,102)
Net cash provided by financing activities	379,654	335,873

Net increase (decrease) in cash	(12,086)	21,797
Cash – beginning	13,144	-
Cash – ending	1,058	$ 21,797

The accompanying notes are an integral part of these financial statements.

ANGEL ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED

JUNE 30, 2010

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

9. Debt Forgiveness

During the quarter ended June 30, 2010 convertible debt of $1,011,443 plus the related accrued derivative was forgiven by the note holder.

In addition accrued salaries and accrued payroll taxes due to the major stockholder was also forgiven. The total amount forgiven equaled $1,579,394.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company at June 30, 2010 is indebted to its officer for $178,838 of loans. Accrued salaries of $295,000 at March 31, 2010 was forgiven. Terms are without interest payable on demand.

During the quarter ending June 30, 2010, 1,600,000,000 shares were issued for officer debt reduction totaling $107,490. These shares were issued based upon the exemption from registration found in Section 4(2) of the Securities Act.  In addition a total of $45,700 in cash was advanced to the company by its officers.

NOTE 7 – PROPERTY
Property and equipment consisted of the following at June 30, 2010:

Building	$ 1,395,612
Office equipment	27,080
Total	1,422,692
Less: Accumulated depreciation	(181,097)
Property & equipment, net	$ 1,241,595

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

NOTE 9 - NOTES PAYABLE

Notes payable at June 31, 2010 are comprised of the following:

Note payable to lending institution, original balance of $980,000 interest at 7.5% per annum. Requires monthly principal and interest payments of 6,852 through 2034. Collateralized by building. This agreement was modified in February 2009 to monthly payments of $4,100 all of which goes toward interest.	855,998

Mortgage payable secured by a building, 7.875% interest only for ten years	496,000

Convertible note to investors past due 20% interest	54,800

Credit line from a bank up to 500,000 interest only at one percent over prime.	494,099

Total	1,900,897

Less current portion	548,899
Total long-term portion	1,351,998

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

The fair value of the Convertible Note was determined utilizing the Black-Scholes stock option valuation model.  The significant assumptions used in the valuation are:  the exercise price as noted above; the stock price as of June 30, 2010; expected volatility of 66%; risk free interest rate of approximately 4.50%; and a term of one year. As the debt related to this derivative calculation was forgiven the corresponding derivative has also been written off.

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

Common Stock

During the quarter ended March 31, 2010, the Company issued 1,387,500,000 shares for debt reduction totaling $50,810 and cancelled 442,000,000 shares that had previously been issued during the year ended December 31, 2009 for debt reduction of $44,200. These shares were issued based upon the exemption from registration found in Section 4(2) of the Securities Act. In addition, during quarter ending March 31, 2010, the Company issued 385,000,000 shares for services valued at $38,500. These shares were issued under an S-8 registration statement.

During the quarter ended June 30, 2010, the Company issued 2,602,000,000 shares for debt reduction totaling $113,703 and cancelled 100,000,000 shares that had previously been issued during the quarter ended March 31, 2010 for debt reduction of $10,000.  These shares were issued based upon the exemption from registration found in Section 4(2) of the Securities Act.

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

?

Home Loans

?

Refinancing Opportunities

?

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

CORPORATE OFFICES

Our executive office is located at: 2585 Pio Pico Carlsbad, CA 92008.

EMPLOYEES

We have two full-time employees and three part-time employees as of June 30, 2010. We also have three independent agents working for The Company. As we grow, we will need to attract an unknown number of additional qualified employees and independent agents. Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed. None of our employees are currently represented by a labor union. We expect to have a ready source of available labor to support our growth.

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

Management's Plan of Operations

Results of Operations

Continuing operations

Revenue

Six months ended June 30, 2010, compared to the six months ended June 30, 2009. Total revenues were at $76,308 for the six months ended June 30, 2010 compared to $94,736 for the prior period.  Sales decrease is a result economic factors in the real estate industry as well as us beginning to concentrate on our new business plan.

Three months revenues in 2010 were higher than in the previous year, previous period $34,587 compared with $32,406.

Total operating expenses for the six months ended June 30, 2010 compared to 2009 decreased to $143,830 from $331,505 in the prior period. This decrease was a result of less professional fees and rental costs as we substantially reduced costs to only those of an essential element.

Net loss from operations for the six months ended June 30, 2010 was $109,243 compared to $299,099 and for the three months $3,051 compared to $15,350.

Liquidity and Capital Resources

As of June 30, 2010, we had a deficiency in working capital of $745,681.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of June 30, 2010 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

During the quarter ended June 30, 2010, the Company issued 2,602,000,000 shares for debt reduction totaling $113,703 and cancelled 100,000,000 shares that had previously been issued during the quarter ended March 31, 2010 for debt reduction of $10,000.  These shares were issued based upon the exemption from registration found in Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

On June 23, 2010, the Registrant's Board of Directors approved the decrease of the authorized number of shares of the Registrant's Common Stock from Twenty Five Million (25,000,000,000) to Fifteen Billion Nine Hundred Million (15,900,000,000)

On June 24, 2010 the Registrant filed a Certificate of Amendment to the Articles of Incorporation with the state of Nevada to decrease the authorized Common Stock from Twenty Five Billion (25,000,000,000) to Fifteen Billion Nine Hundred Million (15,900,000,000). The foregoing description of the Amendment to the Articles of Incorporation was filed Exhibit 3.12 to the Company's Current Report on Form 8-K filed June 25, 2010.

ITEM 6. EXHIBITS

Exhibit No.	Identification of Exhibit

3.1**	Articles of Incorporation.
3.2**	Articles of Amendment to Articles of Incorporation.
3.3**	Articles of Amendment to Articles of Incorporation
3.4**	Certificate of Change.
3.5**	Certificate of Correction to the Certificate of Change.

3.6**	Certificate of Amendment to the Certificate of Designation for the Series B Preferred Stock.
3.7**	Certificate of Designation for the Series A Preferred Stock.
3.8**	Certificate of Designation for the Series C Preferred Stock.
3.9**	Articles of Amendment to Articles of Incorporation
3.10 **	Articles of Amendment to Articles of Incorporation
3.11**	Bylaws.
3.12**	Articles of Amendment to Articles of Incorporation
10.1**	Steven Bonenberger Employment Agreement dated January 1, 2009
14**	Code of Ethics
21**	Subsidiaries
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

Angel Acquisition Corp.

Dated: August 19, 2010	By:	/s/ Steve Bonenberger
Steve Bonenberger
President, Chief Executive Officer and Director