Form 10-Q
period 2010-09-30
ANGEL ACQUISITION CORP.
filed 2010-11-22
CIK 1082822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

Form 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 15, 2010, the issuer had 7,755,908,229 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐     No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited interim consolidated financial statements of Angel Acquisition Corp. ("Angel") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Angel’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

ANGEL ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (unaudited)	December 31, 2009 (audited)
Assets Current assets
Cash and cash equivalents	$329	$13,144
Prepaid expenses	23,599	-
	23,928	13,144

Property, plant and equipment, net	1,235,213	1,254,402
Property held for resale	496,000	496,000

Total assets	1,755,141	1,763,546

Liabilities and Stockholders' Deficit
Current liabilities
Notes payable	1,422,397	1,572,588
Accounts payable	55,269	11,093
Accrued derivative liability	-	280,293
Due to related party	191,538	480,878
Total current liabilities	1,669,204	2,344,852

Notes payable, net of current maturities	496,000	1,224,508

Total liabilities	2,165,204	3,569,360

Stockholders' equity (deficit)
Series A preferred stock, $.00001 par value, 10,000,000 shares authorized, 4,335,000 and 4,335,000 shares issued and outstanding, respectively	43	43
Series B preferred stock $.00001 par value, 50,000,000 shares authorized 30,000,000 and 30,000,000 shares issued and outstanding, respectively	300	300
Series C preferred stock, $.00001 par value, 30,000,000 shares authorized, no shares issued and outstanding, respectively	-	-
Common stock, 15,900,000,000 shares authorized, par value $.00001, 7,755,908,229 and 3,923,408,229 shares issued and outstanding, respectively	77,559	39,234
Additional paid-in capital	19,526,409	19,431,562
Accumulated deficit	(20,014,374)	(21,276,953)
Total stockholders' equity (deficit)	(410,063)	(1,805,814)

Total liabilities and stockholders' equity	$1,755,141	$1,763,546

The accompanying notes are an integral part of these consolidated financial statements.

ANGEL ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(UNAUDITED)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2010	2009	2010	2009

Revenue	$ 100,284	$ 133,040	$ 23,976	$ 38,284
Cost of goods sold	49,701	143,181	7,980	80,831

Gross profit	50,583	(10,141)	15,996	(42,547)

Operating expenses:
General and administrative	106,881	73,783	33,079	27,092
Facilities and rent	934	72,813	934	23,047
Consulting, legal and
Professional	79,250	401,724	9,222	166,676
Total operating expenses	187,065	548,320	43,235	216,815

Gain (loss) from operations	(136,482)	558,461	(27,239)	(259,362)

Other income or (expense)
Interest expense	(180,333)	(103,847)	(22,740)	(43,505)

Forgiveness of Debt	1,579,394	1,350,901	-	37,899

Net Profit (Loss)	$ 1,262,579	$ 688,593	$ (49,979)	$ (264,968)

Common shares outstanding - basic	6,087,905,486	1,812,351,482	7,755,900,000	1,456,543,067

Net loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these consolidated financial statements.

ANGEL ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities
Net income (loss) for the period	$ 1,262,579	$ 688,593
Forgiveness of Debt	(1,579,394)	-
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	19,190	19,278
Common stock issued	133,172	735,572
Accrued Derivative liability	(280,293)	(1,350,900)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid
expenses/other	(23,599)	69,709
(Increase ) in notes receivable	-	154,477
Increase in accounts payable and accrued
Expenses	44,176	41,076
Net cash (used) by operating activities	(424,169)	357,805

Cash flows from investing activities
Purchase of property	-	(496,000)
Net cash (used) by investing activities	-	(496,000)

Cash flows from financing activities
Proceeds from note payable	20,000	-
Proceeds from related party	161,450	144,247
Payment of debt	(20,900)	-
Increase in debt	250,804	-
Cash overdraft	-	(5.103)
Net cash provided by financing activities	411,354	139,144

Net increase (decrease) in cash	(12,815)	949
Cash – beginning	13,144	-
Cash – ending	$ 329	$ 949

The accompanying notes are an integral part of these consolidated financial statements.

ANGEL ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED

SEPTEMBER 30, 2010

(UNAUDITED)

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

During the quarter ended September 30, 2010 the Company formed a wholly owned subsidiary, Biogeron, Inc. All intercompany transactions have been eliminated in consolidation.

NOTE 2 - PREPARATION OF FINANCIAL STATEMENTS

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

In addition the Company has defaulted on two loan agreements with two lending institutions one of which in October 2010 filed an intent to accelerate the Company’s $494,099 credit line. This action accelerated the $494,099 balance becoming due in full. On November 16, 2010, Wells Fargo Bank filed a dismissal in connection with the intent to accelerate and has agreed to a loan modification. As of the date hereof the terms of the loan modification have not yet been finalized.

However, there is no legal obligation for either management and/or controlling shareholders to provide such additional funding.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

The consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

3. Advertising expenses

Advertising and marketing expenses are charged to operations as incurred there were no expenses incurred in the periods.

4. Revenue recognition

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

The Company has not recognized any revenue from its new business plan.

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

6. Earnings (loss) per share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2009, the Company's outstanding warrants are considered anti-dilutive.

7. Use of Estimates

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s financial statements.

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP.  These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company at September 30, 2010 is indebted to its officer in the amount of $191,538 in loans, terms are without interest and payable on demand.  Accrued salaries of $295,000 at March 31, 2010 were forgiven.

During the quarter ending June 30, 2010, 1,600,000,000 shares were issued for officer debt reduction totaling $107,490. These shares were issued based upon the exemption from registration found in Section 4(2) of the Securities Act.

NOTE 7 – PROPERTY

Property and equipment consisted of the following at September 30, 2010:

Building	$ 1,395,612
Office equipment	27,080
Total	1,422,692
Less: Accumulated depreciation	(187,479)
Property & equipment, net	$ 1,235,213

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

NOTE 9 - NOTES PAYABLE

Notes payable at September 30, 2010 are comprised of the following:

Note payable to lending institution, original balance of $980,000 interest at 7.5% per annum. Requires monthly principal and interest payments of 6,852 through 2034. Collateralized by building. This agreement was modified in February 2009 to monthly payments of $4,100 all of which goes toward interest. This loan is now in default as the Company is not meeting the obligation of $4,100 per month. This has caused the note to become a current obligation	873,498

Mortgage payable secured by a building, 7.875% interest only for ten years-	496,000

Convertible note to investors past due 20% interest	54,800

Credit line from a bank up to 500,000 interest only at one percent over prime. This obligation is in default and the lending institution has commenced litigation.	494,099

Total	1,918,397

Less current portion	1,422,397
Total long-term portion	496,000

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

The fair value of the Convertible Note was determined utilizing the Black-Scholes stock option valuation model.  The significant assumptions used in the valuation are:  the exercise price as noted above; the stock price as of September 30, 2010; expected volatility of 66%; risk free interest rate of approximately 4.50%; and a term of one year. As the debt related to this derivative calculation was forgiven the corresponding derivative has also been written off.

NOTE 12 – STOCKHOLDERS’ EQUITY

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

NOTE 13-DEBT FORGIVENESS

During the quarter ended June 30, 2010 convertible debt of $1,011,443 plus the related accrued derivative was forgiven by the note holder. In addition accrued salaries and payroll taxes due to the majority shareholder was also forgiven. The total amount equaled $1,579,394.

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

Company Overview

 Angel Acquisition Corp. (the “Company”) presently has one subsidiary company, Biogeron, Inc. Angel Acquisition Corp. is a diversified asset management company that acquires and/or develops profitable companies. Angel Acquisition Corp. either obtains a majority of stock in each company they gain control of or, the company internally develops profitable enterprises. Through the acquisition and development of profitable companies and the expansion of internal divisions, Angel Acquisition Corp. has the ability to experience growth through diverse holdings. Companies turning large profits are analyzed and considered for acquisition.

On July 16, 2010, Angel Acquisition Corp. formed the new wholly owned subsidiary, BioGeron, Inc., a company formed under the laws of the state of Nevada. From inception (July 16, 2010) to November 1, 2010 BioGeron, Inc. entered into working contractual relationships and formulated its executive staff.  BioGeron, Inc. began operations which consist of the procurement of materials, manufacture, packaging and distribution of Neutraceutical Supplements on November 1, 2010.

On August 24, 2010, the Company accepted the resignations of Peter Burns as a member of the Board of Directors and Steven Bonenberger as President of the Company. Mr. Bonenberger will continue to serve as Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors. Effective on the same date the Company appointed Lew Graham as President, Chief Operating Officer and a member of the Board of Directors. In addition, the Company appointed Michael Edwards as a member of the Board of Directors.

On November 1, 2010, the Company accepted the resignation of Lew Graham as President of the Company.  Mr. Graham will continue to serve as Chief Operating Officer and a member of the Board of Directors.   Effective as of the same date, to fill the vacancy created by Mr. Graham’s resignation, the Board of Directors appointed Milton C. Ault, III as President.

As of the date here of, the Board of Directors consists of Steven Bonenberger, Lew Graham and Michael Edwards.

Angel Acquisition Corp. currently operates two divisions:

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

CORPORATE OFFICES

Our executive office is located at: 2585 Pio Pico Carlsbad, CA 92008.

EMPLOYEES

We have one full-time employee and two independent agent working for the Company as of September 30, 2010. As we grow, we will need to attract an unknown number of additional qualified employees and independent agents. Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed. None of our employees are currently represented by a labor union. We expect to have a ready source of available labor to support our growth.

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

Management's Plan of Operations

Results of Operations

Continuing operations

Revenue

Nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. Total revenues were at $100,284 for the nine months ended September 30, 2010 compared to $133,040 for the prior period.  Sales decrease is a result economic factors in the real estate industry as well as us beginning to concentrate on our new business plan.

Three months ended September 30, 2010, compared to the nine months ended September 30, 2009. Total revenues were at $23,976 for the three months ended September 30, 2010 compared to $38,284 for the prior period.

Total operating expenses for the nine months ended September 30, 2010 compared to 2009 decreased to $187,065 from $548,320 in the prior period. This decrease was a result of less payroll costs and general and administrative as we substantially reduced costs to only those of an essential element.

Net loss from operations for the nine months ended September 30, 2010 was $136,482 compared to a net gain of $548,320 and for the three month a net loss of $259,362 compared to $988,271.

Liquidity and Capital Resources

As of September 30, 2010, we had a deficiency in working capital of $1,645,273.

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

Recent Accounting Pronouncements

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s financial statements.

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP.  These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money.   The loss for the 2009 fiscal year was $500,928 and future losses are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given we will be successful in reaching or maintaining profitable operations.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of September 30, 2010 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In October 2010, Well Fargo Bank filed an intent to accelerate the Company’s $494,099 credit line. This action accelerated the $494,099 balance becoming due in full. On November 16, 2010, Wells Fargo Bank filed a dismissal in connection with the intent to accelerate and has agreed to a loan modification. As of the date hereof the terms of the loan modification have not yet been finalized.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None during the quarter ended September 30, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Identification of Exhibit

3.1**	Articles of Incorporation.
3.2**	Articles of Amendment to Articles of Incorporation.
3.3**	Articles of Amendment to Articles of Incorporation
3.4**	Certificate of Change.
3.5**	Certificate of Correction to the Certificate of Change.
3.6**	Certificate of Amendment to the Certificate of Designation for the Series B Preferred Stock.
3.7**	Certificate of Designation for the Series A Preferred Stock.
3.8**	Certificate of Designation for the Series C Preferred Stock.
3.9**	Articles of Amendment to Articles of Incorporation
3.10 **	Articles of Amendment to Articles of Incorporation
3.11**	Bylaws.
10.1*	Steven Bonenberger Employment Agreement dated January 1, 2009
14**	Code of Ethics
21**	Subsidiaries
31	Certification of Chief Executive Officer and Chief Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.   ** Previously Filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Angel Acquisition Corp.

Dated: November 22, 2010	By:	/s/ Steve Bonenberger
Steve Bonenberger
Chief Executive Officer and Chief Financial Officer (Principal Accounting, Executive and Financial Officer)