Form 10-K
period 2010-12-31
ANGEL ACQUISITION CORP.
filed 2011-04-11
CIK 1082822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2010:  $1,587,165.

As of March 9, 2011 the registrant had 8,005,908,229 outstanding shares of Common Stock.

Documents incorporated by reference:  None.

TABLE OF CONTENTS

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

On January 10, 2011, the Registrant accepted the resignation of Steve Bonenberger as Chairman of the Board of Directors of the Registrant.  Mr. Bonenberger will continue to serve as Chief Executive Officer, Chief Financial Officer, Secretary and a member of the Board of Directors. Effective as of the same date, to fill the vacancy created by Mr. Bonenberger’s resignation, the Board of Directors appointed Vincent Molinari as Chairman of the Board of Directors.

On January 10, 2011, the Registrant accepted the resignations of Michael Edwards and Lew Graham from the Board of Directors. Effective as of the same date, the Board of Directors appointed Lori Livingston as a member of the Board of Directors.

On January 10, 2011, the Registrant accepted the resignation of Milton C. Ault, III as President. Effective on the same date to fill the vacancy created by Mr. Ault’s resignation, the Registrant appointed Steve Bonenberger, Chief Executive Officer, Chief Financial Officer, Secretary and a member of the Board of Directors, as President.

On January 10, 2011, the Registrant accepted the resignation of Lew Graham as Chief Operating Officer. At this time, no one has been chosen to fill the vacancy of Chief Operating Officer left by the resignation of Mr. Graham.

As of the date hereof, the Board of Directors consists of Steve Bonenberger, Lori Livingston and Vincent Molinari.

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

As of December 31, 2011, the company had one wholly-owned subsidiary, BioGeron, Inc. and operates two divisions:

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

http://www.angelsinaction.tv

On March 23, 2011, the Board of Directors and majority stockholders of the Company approved the entry into a Partial Purchase Agreement. Under the terms of the Agreement, Gate Technologies, LLC acquired sixty percent (60%) ownership of the operating division, Angels In Action for total cash consideration of ninety thousand dollars ($90,000) and six hundred thousand dollars in the form of Gate Technologies, LLC Units contributed by Vince Molinari and Lori Livingston.

Through our subsidiary, BioGeron, Inc. we have operations which consist of the procurement of materials, manufacture, packaging and distribution of Neutraceutical Supplements.

KEY PERSONNEL

Our future financial success depends to a large degree upon the effort of Mr. Bonenberger, Chief Executive Officer, Chief Financial Officer and member of the Board of Directors as the date hereof. Mr. Bonenberger has played a major role in developing and executing our business strategy. The loss of Mr. Bonenberger could have an adverse effect on our business and our chances for profitable operations. While we intend to employ additional management and marketing personnel in order to minimize the critical dependency upon any one person, there can be no assurance that we will be successful in attracting and retaining the persons needed. If we do not succeed in retaining and motivating our current employees and attracting new high quality independent agents, our business could be adversely affected.

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

EMPLOYEES

We have one full-time employee and two independent agent working for the Company as of December 31, 2010. As we grow, we will need to attract an unknown number of additional qualified employees and independent agents. Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed. None of our employees are currently represented by a labor union. We expect to have a ready source of available labor to support our growth.

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

Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. During 2010 and 2009, our common stock was sold and purchased at prices that ranged from a high of $.002 to a low of $.0001 per share. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity because the price for our common stock may suffer greater declines due to its price volatility.

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

ITEM 2. PROPERTIES.

We lease office space at 1802 N. Carson Street, Suite 212, Carson City, Nevada, 89701, on a month to month basis at a rate of $100 per month. As of December 31, 2010 we also owned our building in Carlsbad California.

In April of 2009, the Company reacquired a residential property for sale and assumed the mortgage. The value of the property has been recorded at its appraised value which equals the amount of mortgage of $496,000. As the property is held for sale the Company is not depreciating the asset.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. [REMOVED AND RESERVED].

PART II

ITEM 5. MARKET FOR REIGSTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is noted on the OTC Bulletin Board under the symbol "AGEL.OB" These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

CALENDAR YEAR 2010	HIGH	LOW
First Quarter	.0001	.0001
Second Quarter	.0001	.0001
Third Quarter	.0001	.0001
Fourth Quarter	.0001	.0001

CALENDAR YEAR 2009	HIGH	LOW
First Quarter	.002	.002
Second Quarter	.0005	.0003
Third Quarter	.0003	.0002
Fourth Quarter	.0002	.0001

As of December 31, 2010, we had 7,755,908,229 shares of our common stock outstanding. Our shares of common stock are held by approximately 88 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

SECTION 15(g) OF THE EXCHANGE ACT

The shares of our common stock are covered by Section 15(g) of the Exchange Act, and Rules 15g-1 through 15g-6 promulgated there under, which impose additional sales practice requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors.

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

The following table provides information about purchases by us and our affiliated purchasers during the year ended December 31, 2010 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Small Business Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2010 – December 31, 2010	-0-	-0-	-0-	-0-
Total	-0-	-0-	-0-	-0-

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable to small business issuer.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

MANAGEMENT'S PLAN OF OPERATIONS

GENERAL.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2010 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2009.

REVENUE

Revenue for the 12 months ended December 31, 2010 was $124,990 compared to $221,807 for the 12 months ended December 31, 2009, a decrease of $96,817. Revenue decreased as a result of the depressed residential home sale market.

COST OF REVENUE

Cost of revenue was $62,296 for the year ended December 31, 2010, compared to $143,181 cost of revenue for the year ended December 31, 2009. Costs as a percentage of sales was 50% in 2010 compared to 65% in 2009.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses ("G&A") were $155,644 for the 12 months ended December 31, 2010, compared to $256,156 for the 12 months ended December 31, 2009, a decrease of $100,512. The main reason for the decrease was due to decreased operations in the real estate market.

CONSULTING, LEGAL AND PROFESSIONAL

Consulting, Legal and Professional expense was $51,600 compared to $329,052, a decrease of $277,452. The main cause of the decrease was less stock for services issued during 2010.

PAYROLL AND RELATED

Payroll and Related Services decreased to $60,000 from $300,000 a decrease of $240,000.

LIQUIDITY AND CAPITAL RESOURCES

We intend to continue to find ways to expand our business through increased marketing and word of mouth. We believe that revenues and earnings will increase as we grow. We anticipate that we will incur smaller losses in the near future if we are able to expand our business.

During the 12 months ended December 31, 2010, we generated cash from financing activities of $249,327. We used cash in operating activities of $254,410 and no cash was provided by investing activities.

At December 31, 2010 our current liabilities exceeded our current assets by $2,085,730 which results in a capital deficiency.

In order to maximize our business plan, we will need to acquire additional capital from debt or equity financing. Even without additional funding we will be able to grow and increase our revenues substantially. With funding we could acquire substantial properties, renovate them, then sell them at a profit, and grow significantly faster.

Our independent certified public accountants have stated in their report, included in this Form 10-K, that due to our net loss and negative cash flows from operations, in addition to a lack of profitable history, there is a substantial doubt about our ability to continue as a going concern. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2011. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as further reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

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

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption did not have an impact on the Company’s financial position and results of operations.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2010, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our internal controls and procedures are effective as of December 31, 2010. There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors and executive officers as of March 9, 2011:

Name	Age	Position(s)

Steve Bonenberger	53	Chief Executive Officer, Chief Financial Officer and Director

Lori Livingston	45	Director

Vincent Molinari	45	Chairman of the Board of Directors

The business experience of the persons listed above is as follows:

Biographical information for Steven Bonenberger

Steve Bonenberger - Since 2003, Mr. Bonenberger has served as Chief Executive Officer of Angel Acquisition Corp. Going forward, he intends to devote a significant portion of his time to the furtherance of the Company’s operations.

Biographical information for Lori Livingston

Ms. Livingston is a Founder of Gate Technologies, LLC, and the founder, president and CEO of Transfer Online Inc. and Transfer Online Technology Development. She is a founder and the technology innovator of Gate Technology, having identified the global trend line of illiquid/alternative asset trading platforms. Ms. Livingston is an entrepreneur who has worked in the financial services industry for over 27 years and is an advisor and sometimes board member to several clients and network of affiliates. In 1999, she founded and is currently the president and CEO of Transfer Online, Inc., a stock transfer and registrar agency, and was one of the first in the industry to bring transfer agent services and full reporting to the internet. Although originally for individual issuers and their shareholders, the platform she developed evolved when she was approached by MasterCard International to adapt the platform for the purpose of trading their Class B securities held by institutions worldwide. Soon after she was approached by others who sought to expand the scope of the platform to serve their purposes until 2009 when she co-founded Gate Technologies, LLC with Vincent R. Molinari. She holds a degree from California State University, Northridge where she graduated with honors as the Julian Beck scholar.

Biographical information for Vincent R. Molinari

Mr. Molinari is a Founder and the current Chief Executive Officer of Gate Technologies, LLC. He has been the driving force behind the Gate Technologies, LLC, having identified the global trend line of illiquid/alternative asset trading platforms. Mr. Molinari is responsible for the Company’s strategic planning and business initiatives, including corporate alliances and strategic partnerships. His vision is based on a core belief that technologies can be re-purposed and customized for the emerging and developed markets where they can close the technology gap, create a leadership position and rapidly accelerate business models. He is also the founder of Global Access Holdings LLC, a financial media and analytics company, which identified a global trend line of illiquid securities and the potential market need for alternative asset trading platforms. Before Global Access Holdings, Mr. Molinari was the Chairman & CEO of Burlington Capital Markets LLC, a financial services company specializing in institutional execution services and investment banking activities. In addition, he founded Inculab, a technology business incubator, Voluto Ventures, a venture capital concern and Cold Spring Advisors, LLC, an investment services provider. Mr. Molinari began his career at Lehman Brothers Inc., and he has held senior positions at Janney Montgomery Scott Inc., and Ridgewood Capital, where he specialized in mergers and acquisitions, technology, and capital formation transactions. During this time, Mr. Molinari spearheaded the acquisition of Hemisphere Capital Corporation, a New York broker-dealer and Registered Investment Advisor, and managed its turnaround and profitable sale. Mr. Molinari is a board member of Transfer Online Inc. and Bigshare Services Pvt., Ltd. He holds a B.B.A. in International Business from the Frank G. Zarb School of Business at Hofstra University.

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

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

SUMMARY COMPENSATION TABLE

The following table provides certain summary information concerning the compensation earned by the named executive officers (determined as of the end of the last two fiscal years) for services rendered in all capacities to Angel Acquisitions Corp.

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Steven Bonenberger, CEO and CFO	2010	$ -	$ -	$ -	$ -	$ -	$ -	$ -
	2009	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Lew Graham, President and COO	2010	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Milton C. Ault, III President	2010	$ -	$ -	$ -	$ -	$ -	$ -	$ -

EMPLOYMENT AGREEMENTS

On January 1, 2010, the Company entered into an Employment Agreement with Steven Bonenberger, its Chief Executive Officer and President.  Pursuant to the Employment Agreement, Mr. Bonenberger will serve as President and Chief Financial Officer for an employment term through December 31, 2011. Mr. Bonenberger is entitled to an annual base salary of $240,000.

DIRECTOR COMENSATION

The following table provides compensation summary concerning the compensation earned by the named directors for the years ended December 31, 2010 and 2009.

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Steven Bonenberger, Chairman(1)	2010	$ -	$ -	$ -	$ -	$ -	$ -	$ -
	2009	$ -	$ -	$ -	$ -	$ -	$ -	$ -
		$ -	$ -	$ -	$ -	$ -	$ -	$ -
Peter Burns, Director(2)	2010	$ -	$ -	$ -	$ -	$ -	$ -	$ -
		$ -	$ -	$ -	$ -	$ -	$ -	$ -
Lew Graham(3)	2010	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Michael Edwards(3)	2010	$ -	$ -	$ -	$ -	$ -	$ -	$ -

1)

On January 10, 2011, the Registrant accepted the resignation of Steve Bonenberger as Chairman of the Board of Directors of the Registrant.  Effective as of the same date, to fill the vacancy created by Mr. Bonenberger’s resignation, the Board of Directors appointed Vincent Molinari as Chairman of the Board of Directors.

2)

On August 24, 2010, the Company accepted the resignations of Peter Burns as a member of the Board of Directors. Effective on the same date the Company appointed Lew Graham as a member of the Board of Directors.

3)

On January 10, 2011, the Registrant accepted the resignations of Michael Edwards and Lew Graham from the Board of Directors. Effective as of the same date, the Board of Directors appointed Lori Livingston as a member of the Board of Directors.

CONFIDENTIALITY AGREEMENTS

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of the end of the most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance, aggregated as follows:

All compensation plans previously approved by security holders; and

All compensation plans not previously approved by security holders.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding securities reflected in column (a))

Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,145,000,000	.001	1,925,000

Equity compensation plans not approved by security holders	-0-	N/A	N/A

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 9, 2011, there were 8,005,908,229 shares of common stock issued and outstanding. The following table sets forth the beneficial ownership of the Company's common stock (i) by any person or group known by the Company to beneficially own more than 5% of the outstanding common stock, (ii) by each Director and executive officer and (iii) by all Directors and executive officers as a group. Unless otherwise indicated, the holders of the shares shown in the table have sole voting and investment power with respect to such shares.

Name and Address (1)	Number of Shares Beneficially Owned	Class	Percentage Beneficially Owned(2)
Steven Bonenberger, Chief Executive Officer, Chief Financial Officer and Director	70,082,710 35,000	Common Stock Series A Preferred(3) (4)	1%

Lori Livingston Director	-0-	Common Stock	*

Vincent Molinari Chairman of the Board of Directors	-0- 9,941,591	Common Stock Series A Preferred(3) (5)	* 100%

Total for all directors and executive officers (3 persons)	70,082,710 9,976,591	Common Series A Preferred	1% 100%
*Denotes less than 1%

(1)

Unless indicated otherwise, the address for each of the above listed is c/o Angel Acquisition Corp., 1802 N. Carson Street, Suite 212-3018, Carson City, Nevada 89701.

(2)

The above percentages are based on 8,005,908,229 shares of common stock, 9,976,591 shares of Series A Preferred Stock and 30,000,000 shares of Series B Preferred Stock issued and outstanding as of March 9, 2011.

(3)

The Company has ten million (10,000,000) shares of Series A Preferred Stock designated with each share of Series A being entitled to the voting equivalent of 1,000 shares of common stock and each share is convertible into 1,000 shares of the Company’s common stock.  As of March 9, 2011, there were 9,976,591 shares of Series A outstanding.

(4)

On January 1, 2011, Steve Bonenberger entered into a Series A Purchase Agreement with Ginew Holdings, LLC. Under the terms of the agreement, Ginew Holdings, LLC acquired 4,300,000 shares of Series A Preferred Stock from Steve Bonenberger for total cash consideration of $50,000. As of March 9, 2011, Mr. Bonenberger held 35,000 shares of Series A Preferred Stock.

(5)

Shares owned by Ginew Holdings, LLC of which Vincent Molinari is a Managing Director.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

None.

 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by Gruber & Company, LLC for professional services rendered for the audit of Angel Acquisition Corp.’s financial statements for the fiscal year 2010 and 2009 were $30,000 and $30,000, respectively.

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

PART IV

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

Financial Statements

The following financial statements have been filed with this Annual Report on Form 10-K and are presented in Item 8, herein.

1.	Report of Independent Registered Public Accounting Firm;
2.	Audited Consolidated Balance Sheets as of December 31, 2010 and 2009;
3.	Audited Consolidated Statements of Operations for the years ended December 31, 2010 and December 31, 2009;
4.	Audited Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010 and 2009
5.	Audited Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009.
6.	Notes to the Audited Consolidated Financial Statements.

Exhibit No.	Identification of Exhibit

3.1**	Articles of Incorporation.
3.2**	Articles of Amendment to Articles of Incorporation.
3.3**	Articles of Amendment to Articles of Incorporation
3.4**	Certificate of Change.
3.5**	Certificate of Correction to the Certificate of Change.
3.6**	Certificate of Amendment to the Certificate of Designation for the Series B Preferred Stock.
3.7**	Certificate of Designation for the Series A Preferred Stock.
3.8**	Certificate of Designation for the Series C Preferred Stock.
3.9**	Articles of Amendment to Articles of Incorporation
3.10 **	Articles of Amendment to Articles of Incorporation
3.11**	Bylaws.
10.1**	Steven Bonenberger Employment Agreement dated January 1, 2009
10.2**	Series A Preferred Stock Purchase Agreement between Angel Acquisition Corp. and Ginew Holdings, LLC dated January 1, 2011.
10.3**	Partial Purchase Agreement by and between Gate Technologies, LLC and Angel Acquisition Corp. dated March 23, 2011.
14**	Code of Ethics
21*	Subsidiaries
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

ANGEL ACQUISITION CORP.

Date:  April 8, 2011

By: /s/Steve Bonenberger

Steve Bonenberger, Principal Executive Officer and Principal Financial Officer

(On behalf of the Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ Steve Bonenberger
Steve Bonenberger	Director	April 8, 2011

By: /s/ Lori Livingston Lori Livingston	Director	April 8, 2011
By: /s/ Vincent Molinari Vincent Molinari	Director	April 8, 2011

ANGEL ACQUISITION CORP.
CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

ANGEL ACQUISITION CORP.

We have audited the accompanying consolidated balance sheet of Angel Acquisition Corp. as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angel Acquisition Corp. as of December 31, 2010 and 2009 and the results of its consolidated operations and cash flows for the years ended December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Those conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gruber & Company, LLC

Lake Saint Louis, Missouri

April 3, 2011

ANGEL ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2010	2009
Current assets
Cash and cash equivalents	$8,151	$13,144
Loan receivable, related party	54,950	-
Accounts receivable	450	-
Prepaid	1,000	-
Other receivable	1,473	-
Total current assets	66,024	13,144

Property, plant and equipment, net	1,228,831	1,254,402
Property held for resale	496,000	496,000
Total assets	$1,790,855	$1,763,546

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$6,929	$-
Notes payable	1,941,793	1,572,588
Accrued expenses	2,019	11,097
Accrued derivative liability	-	280,293
Accrued salary	60,000	235,000
Due to an officer	109,420	245,878
Due to related party	31,593	-
Total current liabilities	2,151,754	2,344,856

Notes payable, net of current maturities	-	1,224,508
Total liabilities	2,151,754	3,569,364

Stockholders' deficit
Series A preferred stock, $.00001 par value, 10,000,000
shares authorized, 4,335,000 and 4,335,000 shares
issued and outstanding	43	43
Series B preferred stock $.00001 par value, 50,000,000
shares authorized 30,000,000 shares issued and
outstanding	300	300
Series C preferred stock, $.00001 par value, 30,000,000
shares authorized, no shares issued and outstanding	-	-
Common stock, 15,900,000,000 shares authorized,
par value $.00001, 7,755,908,229 and 3,923,408,229	-	-
shares issued and outstanding	77,559	39,234
Common stock subscribed	105,723	-

Series A preferred stock subscribed	30,000	-
Additional paid-in capital	19,833,425	19,431,560
Accumulated deficit	(20,407,949)	(21,276,955)
Total stockholders' deficit	(360,899)	(1,805,818)
Total liabilities and stockholders' deficit	$1,790,855	$1,763,546

The accompanying notes are an integral part of these consolidated financial statements.

ANGEL ACQUISITION CORP.

 CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2010	2009
Revenues:
Real estate revenues	$124,540	$221,807
Other revenue	450	-
Total revenue	124,990	221,807
Cost of sales	62,296	143,181
Gross margin	62,694	78,626

Operating expenses:
General and administrative	155,644	256,156
Payroll and related costs	60,000	300,000
Consulting, legal and professional	51,600	329,052
Total operating expenses	267,244	885,208
Income (loss) from operations	(204,550)	806,582

Other income (expense):
Interest expense	(218,181)	(78,348)
Change in derivative liability	280,294	1,313,002
Forgiveness of debt	1,011,443	72,856
Total other income	1,073,556	1,307,510

Net Income	$869,006	$500,928

Basic net income per share	$0.00	$0.00
Diluted net income per share	$0.00	$0.00
Basic weighted average number of common shares	6,581,572,613	1,302,378,304
Diluted weighted average number of common shares	6,585,907,613	1,306,713,304

 The accompanying notes are an integral part of these consolidated financial statements.

ANGEL ACQUISITION CORP.

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

			Series A	Series A	Series B	Series B	Additional	Common	Series A		Total
	Common	Common	Preferred	Preferred	Preferred	Preferred	Paid-in	Stock	Preferred Stock	Accumulated	Shareholders'
	Shares	Stock	Shares	Stock	Shares	Stock	Capital	subscribed	subscribed	Deficit	Deficit

Balance, December 31, 2008	65,475,301	$655	9,000,000	$90	30,000,000	$300	$18,682,042	$-	$-	$(21,777,883)	$(3,094,796)
Shares issued for services	480,000,000	4,800	-	-	-	-	253,200	-	-	-	258,000
Shares issued for debt reduction	3,277,932,928	32,779	-	-	-	-	497,271	-	-	-	530,050
Series A conversion into common stock	100,000,000	1,000	(100,000)	(1)	-	-	(999)	-	-	-	-
Series A returned to treasury	-	-	(4,565,000)	(46)	-	-	46	-	-	-	-
Net income for the year ended December 31, 2009	-	-	-	-	-	-	-	-	-	500,928	500,928
Balance, December 31, 2009	3,923,408,229	39,234	4,335,000	43	30,000,000	300	19,431,560	-	-	(21,276,955)	(1,805,818)
Shares issued for services	385,000,000	3,850	-	-	-	-	34,650	-	-	-	38,500
Shares issued for debt reduction	3,447,500,000	34,475	-	-	-	-	72,215	-	-	-	106,690
Common stock payable	-	-	-	-	-	-	-	105,723	-	-	105,723
Series A preferred stock payable	-	-	-	-	-	-	-	-	30,000	-	30,000
Forgiveness of accrued salary	-	-	-	-	-	-	295,000	-	-	-	295,000
Net income for the year ended December 31, 2010	-	-	-	-	-	-	-	-	-	$869,006	$869,006
Balance, December 31, 2010	7,755,908,229	$77,559	4,335,000	$43	30,000,000	$300	$19,833,425	$105,723	$30,000	$(20,407,949)	$(360,899)

The accompanying notes are an integral part of these consolidated financial statements.

ANGEL ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2010	2009
Cash flows from operating activities
Net income	$869,006	$500,928
Adjustments to reconcile net cash used in operating
activities:
Depreciation	25,571	25,704
Stock issued for services	38,500	258,000
Change in derivative liability	(280,294)	(1,313,002)
Forgiveness of debt	(1,011,443)	(72,856)
Changes in operating assets and liabilities
(Increase) in accounts receivable	(450)	-
Decrease/(Increase) in prepaid expenses	(1,000)	69,709
(Increase) in other receivables	(1,473)	-
(Increase) in loans receivables, related party	(54,950)	-
Increase/ (decrease) in accounts payable and accruals	(2,149)	(16,424)
Decrease in officer salary and loans	(2,107)	-
Increase in loans due to interest	126,469	-

Cash flows used for operating activities	(294,320)	(547,941)

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from notes payable	29,761	403,818
Advances from related parties	181,813	162,370
Repayment of related party loans	(57,970)	-
Proceeds from sale of stock payable	135,723	-
Cash overdraft	-	(5,103)
Cash flows provided by financing activities	289,327	561,085

Net change in cash	(4,993)	13,144

Cash - Beginning of year	13,144	-

Cash - End of year	$8,151	$13,144

Supplemental Disclosures regarding cash flows
Interest paid	$19,300	$67,255

Income taxes paid	$-	$-

Non-cash financing activities
Stock issued for compensation	$-	$258,000
Stock issued to retire debt	$106,690	$530,050

The accompanying notes are an integral part of these financial statements

ANGEL ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

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

During the quarter ended September 30, 2010 the Company formed a wholly owned subsidiary, BioGeron, Inc. BioGeron is a privately  held  early  stage  bio-nutritional  supplement  designer,  manufacturer,  wholesaler  and  retailer.  It is a part of the Neutraceutica Industry.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

The consolidated financial statements include the accounts of Angel Acquisition and BioGeron, Inc. All significant intercompany balances and transactions have been eliminated.

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

In addition the Company has defaulted on two loan agreements with two lending institutions one of which in October 2010 filed an intent to accelerate the Company’s $495,000 credit line. This action accelerated the $495,000 balance becoming due in full. On November 16, 2010, Wells Fargo Bank filed a dismissal in connection with the intent to accelerate and has agreed to a loan modification. As of the date hereof the terms of the loan modification have not yet been finalized.

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

Property and Equipment

Property and equipment are stated at cost. Expenditures that increase the useful lives or capacities of the property and equipment are capitalized. Expenditures for repairs and maintenance are charged to income as incurred. Depreciation is provided using the straight-line method over the estimated useful lives as follows:

Computer equipment

3 years

Furniture and fixtures

5 years

Machinery and equipment

5 years

Building

40 years

Research and development expenses

Research and development expenses are charged to operations as incurred. There were no research and development costs incurred in the years presented.

Advertising and marketing expenses are charged to operations as incurred. Advertising expenses for the years ending December 31, 2010 and 2009 were $1,622 and $23,370, respectively.

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

During the fourth quarter the Company also recognized a small amount of other revenue from its’ subsidiary BioGeron, Inc. Revenue from product sales are recognized at the time of delivery.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred, related to underpayment of income tax, are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the years ended December 31, 2010 and 2009. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the accounting period. Actual results could differ from those estimates.

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

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at December 31, 2010.

Description	Level 1	Level 2	Level 3

	none	none	none

Allowance for Doubtful Accounts

The Company provides an allowance for estimated uncollectible accounts receivable balances based on historical experience and the aging of the related accounts receivable.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company does not expect the adoption of ASU 2010-10 to have a material impact on its results of operations or financial position

In February 2010, FASB issued ASU 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-9"). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The Company does not expect the adoption of ASU 2010-09 to have a material impact on its results of operations or financial position.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

As of December 31, 2010, the Company is indebted to two of its’ officers, Steve Bonenberger and Milton C. Ault III, in the amount of $103,670 and $5,750, respectively for loans and $60,000 to Mr. Bonenberger for accrued compensation. At December 31, 2009 the company owed Mr. Bonenberger $480,878. Terms are without interest and payable on demand.

As of December 31, 2010 the Company has a loan receivable due from Health and Wellness, Inc. in the amount of $54,950. Lori Livingston, a Director is also a shareholder and note holder of the parent company of Health & Wellness, Inc.

As of December 31, 2010 the Company owes an owner $31,593 for funds received to cover certain operating expenses.

NOTE 6 – PROPERTY

Property and equipment consisted of the following at December 31:

	2010	2009
Building	$ 1,395,612	$ 1,395,612
Office equipment	27,080	27,080
Total	1,422,692	1,422,692
Less: Accumulated depreciation	(193,861)	(168,290)
Property & equipment, net	$ 1 ,228,831	$ 1,254,402

Depreciation expense for the years ended December 31, 2010 and 2009 was $25,572 and $25,704, respectively.

On November 10, 2010, the Company received a “Notice of Default and Election to Sell Under Deed of Trust” from the trustee holding the mortgage secured by the building with a cost of $1,395,612.  The Company has a legal right to bring the account into good standing by paying all past due payments plus costs and expenses.  At November 10, 2010 the amount of the delinquency was $72,077.  The total due on the mortgage including the remaining principal balance and accrued interest at December 31, 2010 is $890,998.  As of December 31, 2010 the Company had not brought the account current, and foreclosure proceedings had not begun.

In addition, October 2010 the Company received an intent to accelerate the Company’s $495,000 credit line. This action accelerated the $495,000 balance becoming due in full. On November 16, 2010, Wells Fargo Bank filed a dismissal in connection with the intent to accelerate and has agreed to a loan modification. As of the date hereof the terms of the loan modification have not yet been finalized.

NOTE 7 - PROPERTY HELD FOR RESALE

In April of 2009 the Company reacquired a residential property for sale and assumed the mortgage. The value of the property has been recorded at its appraised value which equals the amount of mortgage of $496,000. As the property is held for sale the Company is not depreciating the asset.

NOTE 8 - NOTES PAYABLE

Notes payable at December 31, 2010 are comprised of the following:

Mortgage note payable to lender, original balance of $980,000 interest at 7.5% per annum. This agreement was modified in February 2009 to monthly payments of $4,100 all of which goes toward interest. This loan is now in default as the Company is not meeting the obligation of $4,100 per month. This has caused the note to become a current obligation. The note is collateralized by the building.  See the disclosure regarding default on this obligation in Note 7.

	$ 890,998	$ 748,508

Mortgage payable secured by real estate held for resale in the amount of $496,000, 7.875% interest only loan for ten years	496,000	496,000

Convertible debentures payable to an investor group, interest at 8%	-	1,022,559

Convertible notes to investors, now past due, 20% interest upon conversion. $44,800 of this amount is convertible at the closing price on the date of conversion. The remaining $10,000 is convertible at 50% of the average of the three lowest trading prices during the twenty day period prior to conversion. See Note 10.	54,800	35,029

Credit line up to $500,000, interest only at one percent over prime, which is 3.125% at December 31, 2010. In October 2010 the Company received an intent to accelerate this credit line resulting in the balance becoming due in full. On November 16, 2010, Wells Fargo Bank filed a dismissal in connection with the intent to accelerate and has agreed to a loan modification. As of the date hereof the terms of the loan modification have not yet been finalized.	495,000	495,000

Loans from various investors, 10% interest	4,995	-
Total	$1,941,793	$ 2,797,096

NOTE 9 - LEASES

Our corporate headquarters are located in Carson City, Nevada, whereby we lease space for approximately $100 a month.

NOTE 10 - DERIVATIVE LIABILITY

On April 19, 2010 The Company entered into a financing agreement with Granada Capital Consulting, Inc. Terms of the agreement consisted of up to a $100,000 convertible debenture loan to be used for working capital, of which $10,000 was to be paid upon closing of the agreement. The conversion price is 50% of the average of the three lowest trading prices during the twenty day period prior to conversion. As of December 31, 2010 only the initial $10,000 has been loaned to the company. The Company is accounting for the conversion option in the Convertible Note and the conversion price as a derivative liability in accordance with FASB ASC Topic regarding, “Accounting for Derivative Instruments and Hedging Activities” and FASB ASC Topic regarding “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” due to the fact that the conversion feature has a variable conversion price.

The fair value of the Convertible Note was determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation are:  the exercise price as noted above; the stock price as of the measurable date; expected volatility of 301%; risk free interest rate of approximately 1.60%; and a term of three years. The resulting initial fair value and subsequent liability of any potential conversion was immaterial and therefore had no impact to the financial statements.

NOTE 11 – INCOME TAXES

A valuation allowance is required by ASC Topic 740, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The need for the valuation allowance is evaluated periodically by management. Based on available evidence, management concluded that valuation allowances of 100 percent for December 31, 2010 and 2009 were necessary. Significant components of the Company's net deferred tax assets are as follows:

	2010	2009
Deferred tax assets:
NOL carryover	$(6,938,703)	$(7,234,165)
Deferred tax liabilities:
None	-	-
Valuation allowance	6,938,703	7,234,165

Net deferred tax asset	$-	$-

The valuation allowance decreased by $295,462 during the year ended December 31, 2010.

A reconciliation of the statutory income tax rate and the effective income tax rate for the year ended December 31, 2010 and 2009 is as follows:

	2010	2009

Statutory federal income tax rate	(0.34)%	(0.34)%
Net operating loss	34%	34%
Effective income tax (benefit) rate	-	-

A reconciliation of the statutory income tax rate and the effective income tax rate for the year ended December 31, 2010 and 2009 is as follows:

	2010	2009

Statutory federal income tax rate	(0.34)%	(0.34)%
Net operating loss	34%	34%
Effective income tax (benefit) rate	-	-

NOTE 12 - STOCKHOLDERS’ EQUITY

Preferred Stock

During the year ended December 31, 2009, the Company converted 100,000 shares of Series A preferred stock into 100,000,000 shares of common stock. These shares were issued based upon the exemption from registration found in Section 4(2) of the Securities Act.

In connection with Brent Fouch’s resignation from his position as Treasurer, Chief Financial Officer and Director of the Company effective January 26, 2009, Mr. Fouch returned 4,565,000 shares of Series A preferred stock to the Company’s treasury which was beneficially held by him.

During the fourth quarter of 2010 the Company received $30,000 towards the purchase of Series A preferred stock to be issued in 2011.

Common Stock

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

During the year ended December 31, 2010, the Company issued 3,989,500,000 shares of common stock and cancelled 542,000,000 shares for total debt reduction of $106,690. These shares were issued based upon the exemption from registration found in Section 4(2) of the Securities Act. In addition, during year ending December 31, 2010, the Company issued 385,000,000 shares for services valued at $38,500. These shares were issued under an S-8 registration statement.

During the fourth quarter of 2010, the Company received cash totaling $25,723 for the purchase of 250,000,000 shares of common stock. These shares were issued during the first quarter of year ending December 31, 2011.

During the fourth quarter of 2010, the Company received cash totaling $40,000 for shares to be issued of $80,000. Shares of common stock will be issued in 2011 based on a fifty percent discount to the Company’s closing market price per share.

NOTE 13 - DEBT FORGIVENESS

The Company entered into a settlement agreement with a holder of a convertible debt instrument in the amount of $1,011,443, whereby our borrowings were cancelled resulting in a gain on forgiveness of debt.  As the debt related to this derivative calculation was forgiven, the corresponding derivative has also been adjusted to zero.

In addition, accrued salary of $295,000 due an officer and majority shareholder was also forgiven. The amount was treated as additional paid in capital.

NOTE 14 - SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855.  Other than the events noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Subsequent to the year ended December 31, 2010, the Company issued 250,000,000 shares of common stock for cash received during the fourth quarter of 2010 totaling $25,723. The Company believes the issuance of the shares is exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).

Subsequent to year ended December 31, 2010, the Company entered into a  Series A Preferred Stock Purchase Agreement with Ginew Holdings, LLC, pursuant to which the Ginew Holdings, LLC purchased 5,641,591 shares of Series A Preferred Stock for cash totaling $60,000.   The Company believes the issuance of the shares is exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).  Upon issuance of these shares the common stock equivalents of the Company exceeded the total common stock available for issuance by approximately 5,641,591,000 shares. The Company’s Chairman of the Board of Directors, Vincent Molinari the Managing Director of Ginew Holdings, LLC, holds 9,941,591 shares of the Series A Preferred Stock that are convertible into 9,941,591,000 common shares of the Company. Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Molinari will not convert the preferred shares.

On March 23, 2011, the Board of Directors and majority stockholders of the Company approved the entry into a Partial Purchase Agreement. Under the terms of the Agreement, Gate Technologies, LLC acquired sixty percent (60%) ownership of the operating division, Angels In Action for total cash consideration of ninety thousand dollars ($90,000) and six hundred thousand dollars in the form of Gate Technologies, LLC Units contributed by Vince Molinari and Lori Livingston.