Form 10-Q
period 2011-03-31
ANGEL ACQUISITION CORP.
filed 2011-05-23
CIK 1082822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

Form 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from ______________ to ______________

Commission File Number: 000-32829

ANGEL ACQUISITION CORP.

 (Exact name of small business issuer in its charter)

Nevada	88-0470235
(State of incorporation)	(IRS Employer ID Number)

1802 N. Carson Street, Suite 212-3018, Carson City, Nevada	89701
(Address of principal executive offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 17, 2011, the issuer had 8,005,908,229 shares of its common stock issued and outstanding.

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

ANGEL ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
ASSETS	(unaudited)
Current assets
Cash	$-	$8,151
Loan receivable, related party	59,720	54,950
Accounts receivable	450	450
Prepaid	1,000	1,000
Other receivable	59,585	1,473
Total current assets	120,755	66,024

Trademark	1,005	-
Property, plant and equipment, net	-	1,228,831
Property held for resale	496,000	496,000
Total assets	$617,760	$1,790,855

LIABILITES AND STOCKHOLDERS' DEFICIT
Current liabilities
Cash overdraft	$266	$-
Accounts payable	7,372	6,929
Notes payable	1,059,195	1,947,543
Accrued expenses	4,316	2,019
Accrued salary	120,000	60,000
Due to an officer	86,745	103,670
Due to related party	34,593	31,593
Total current liabilities	1,312,487	2,151,754
Total liabilities	1,312,487	2,151,754

Stockholders' equity (deficit)
Series A preferred stock, $.00001 par value, 10,000,000 shares authorized, 9,976,591 and 4,335,000 shares issued and outstanding, respectively	100	43
Series B preferred stock $.00001 par value, 50,000,000 shares authorized 30,000,000 and 30,000,000 shares issued and outstanding, respectively	300	300
Series C preferred stock, $.00001 par value, 30,000,000 shares authorized, no shares issued and outstanding	-	-

Common stock, 15,900,000,000 shares authorized, par value $.00001, 8,005,908,229 and 7,755,908,229 shares issued and outstanding, respectively	80,059	77,559
Common stock subscribed	80,000	105,723
Series A preferred stock subscribed	-	30,000
Additional paid-in capital	19,920,441	19,833,425
Accumulated deficit	(20,775,627)	(20,407,949)
Total stockholders' deficit	(694,727)	(360,899)
Total liabilities and stockholders' deficit	$617,760	$1,790,855

The accompanying notes are an integral part of these consolidated financial statements.

ANGEL ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2011	2010
Revenues:
Real estate revenue	$18,355	$29,030
Other revenue	-	-
Total revenue	18,355	29,030
Cost of sales	19,934	700
Gross margin	(1,579)	28,330

Operating expenses:
General and administrative	42,364	16,474
Payroll and related costs	60,000	60,000
Consulting, legal and professional	15,724	58,048
Total operating expenses	118,088	134,522
Loss from operations	(119,667)	(106,192)

Other income (expense):
Interest expense	(16,398)	(19,209)
Change in derivative liability	-	238,869
Sale of operating division	90,000	-
Loss on disposal of an asset	(331,413)	-
Forgiveness of debt	9,800	-
Total other income	(248,011)	219,660

Net income (loss)	$(367,678)	$113,468

Net income (loss) per share	$(0.00)	$0.00

Basic weighted average number of common shares	8,005,908,229	291,959,275
Diluted weighted average number of common shares	17,947,499,229	4,626,959,275

	The accompanying notes are an integral part of these consolidated financial statements.

ANGEL ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities
Net income (loss)	$(367,678)	$113,468
Adjustments to reconcile net cash used in operating activities:
Forgiveness of debt	(9,800)	-
Loss on disposal of fixed assets	331,413	-
Depreciation	-	6,426
Common stock issued for services	-	38,500
Accrued derivative liability	-	(238,869)
Changes in operating assets and liabilities:
(Increase) in other receivables	(58,112)	-
(Increase ) in loan receivable, related party	(4,770)	-
Increase in accounts payable and accrued expenses	69,160	14,609
Net cash (used) by operating activities	(39,787)	(65,866)

Cash flows from investing activities
Purchase of trademark	(1,005)	-
Net cash used by investing activities	(1,005)	-

Cash flows from financing activities
Cash overdraft	266	-
Proceeds from sale of preferred stock	30,000	-
Proceeds from sale of common stock	3,850	-
Proceeds from note payable	12,450	-
Advances from related parties	8,675	84,950
Repayment of related party loans	(22,600)	(4,100)
Payments on credit line	-	(4,500)
Net cash provided by financing activities	32,641	76,350

Net increase (decrease) in cash	(8,151)	10,484
Cash – beginning of period	8,151	13,144
Cash – end of period	$-	$23,628

Supplemental disclosures regarding cash flows:
Interest paid	$7,682	$4,600

Non-cash financing activities:
Decrease in note payable due to foreclosure	$897,418	$-
Common stock issued to satisfy liabilities	$-	$50,810
Common stock issued for services	$-	$38,500
The accompanying notes are an integral part of these consolidated financial statements.

ANGEL ACQUISTION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED

MARCH 31, 2011

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Angel Acquisition Corp. (the “Company”) was incorporated under the laws of the state of Nevada on March 10, 1999 under the name Palomar Enterprises, Inc. On February 5, 2008, the Company changed its name to Angel Acquisition Corp. to properly reflect the change in business direction.

The Company assists private companies in the process of going public as well as being a licensed mortgage broker and developer.

During the quarter ended September 30, 2010, the Company formed a wholly owned subsidiary, BioGeron, Inc. BioGeron is a privately  held  early  stage  bio-nutritional  supplement  designer,  manufacturer,  wholesaler  and  retailer.  It is a part of the Neutraceutica Industry.

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

The unaudited interim financial statements should be read in conjunction with the Company’s annual report on Form 10K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the fiscal year ended December 31, 2010.  The interim results for the three months ended March 31, 2011 are not necessarily indicative of the results for the full fiscal year.

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

Advertising expenses

Advertising and marketing expenses are charged to operations as incurred. Advertising expenses for the periods ended March 31, 2011 and December 31, 2010 were $615 and $1,622, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred, related to underpayment of income tax, are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the quarter ended March 31, 2011 or the year ended December 31, 2010. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

 Earnings (loss) per share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents. Common stock equivalents represent the dilutive effect of the assumed conversion of the outstanding preferred stock.

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

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

As of December 31, 2010, the Company was indebted to its CEO, Steve Bonenberger, in the amount of $103,670 for loans and $60,000 to Mr. Bonenberger for accrued compensation.

As of March 31, 2011, the Company is indebted to its CEO, Steve Bonenberger, in the amount of $86,745 for loans and $120,000 to Mr. Bonenberger for accrued compensation.

As of March 31, 2011 and December 31, 2010 the Company has a loan receivable due from Health and Wellness, Inc. in the amount of $59,720 and $54,950, respectively. Lori Livingston, a Director is also a shareholder and note holder of the parent company of Health & Wellness, Inc.

As of March 31, 2011 and December 31, 2010 the Company owes an owner $34,593 and $31,593, respectively, for funds received to cover certain operating expenses.

NOTE 6 – PROPERTY

Property and equipment consisted of the following at:

	March 31, 2011	December 31, 2010
Building	$ -	$ 1,395,612
Office equipment	-	27,080
Total	-	1,422,692
Less: Accumulated depreciation	-	(193,861)
Property & equipment, net	$ -	$ 1,228,831

On November 10, 2010, the Company received a “Notice of Default and Election to Sell Under Deed of Trust” from the trustee holding the mortgage secured by the building with a cost of $1,395,612.  The Company had a legal right to bring the account into good standing by paying all past due payments plus costs and expenses; however, was unable to do so.  On March 18, 2011 a “Trustee’s Deed Upon Sale” was finalized and the property was returned to the lien holder.

As of March 31, 2011 it was determined that all furniture and equipment was no longer being utilized and would be disposed of without sale. As such both the book value and the related accumulated depreciation were removed from the balance sheet.  There was no depreciation expense recorded in the first quarter.

NOTE 7 - PROPERTY HELD FOR RESALE

In April of 2009 the Company reacquired a residential property for sale and assumed the mortgage. The value of the property has been recorded at its appraised value which equals the amount of mortgage of $496,000 as the property is held for sale the Company is not depreciating the asset.

NOTE 8 - NOTES PAYABLE

Notes payable at March 31, 2011 and December 31, 2010 are comprised of the following:

	March 31, 2011	December 31, 2010

Note payable to lending institution, original balance of $980,000 interest at 7.5% per annum. Requires monthly principal and interest payments of 6,852 through 2034. Collateralized by building. This agreement was modified in February 2009 to monthly payments of $4,100 all of which goes toward interest. This loan is now in default as the Company is not meeting the obligation of $4,100 per month. This has caused the note to become a current obligation	$ -	$ 890,998

Mortgage payable secured by a building, 7.875% interest only for ten years-	496,000	496,000

Convertible note to investors past due 20% interest	45,000	54,800

Credit line from a bank up to 500,000 interest only at one percent over prime. This obligation is in default and the lending institution has commenced litigation.	495,000	495,000

Loans from various investors, 10% interest	23,195	10,745

Total	$ 1,059,195	$ 1,947,543

In October 2010 the Company received an intent to accelerate the Company’s $495,000 credit line. This action accelerated the $495,000 balance becoming due in full. On November 16, 2010, Wells Fargo Bank filed a dismissal in connection with the intent to accelerate and has agreed to a loan modification. As of the date hereof the terms of the loan modification have been finalized. The Company’s Chief Executive Officer, Steven Bonenberger, and previous officer, Brent Fouch, were personal guarantees on this loan and have personally entered into a settlement agreement with Wells Fargo relieving the Company of any further debt obligation.

On November 10, 2010, the Company received a “Notice of Default and Election to Sell Under Deed of Trust” from the trustee holding the mortgage secured by the building with a cost of $1,395,612. The Company had a legal right to bring the account into good standing by paying all past due payments plus costs and expenses; however, was unable to do so.  On March 18, 2011 a “Trustee’s Deed Upon Sale” was finalized and the property was returned to the lien holder releasing the company of the related debt The total due on the mortgage including the remaining principal balance and accrued interest at March 18, 2011 was $897,418.  The company has recorded a loss of $331,413 as a result of the property foreclosure.

NOTE 9 - LEASES

Our corporate headquarters are located in Carson City, Nevada, whereby we lease space for approximately $100 a month

NOTE 10 - DERIVATIVE LIABILITY

On April 19, 2010 The Company entered into a financing agreement with Granada Capital Consulting, Inc. Terms of the agreement consisted of up to a $100,000 convertible debenture loan to be used for working capital, of which $10,000 was to be paid upon closing of the agreement. The conversion price is 50% of the average of the three lowest trading prices during the twenty day period prior to conversion. As of March 31, 2011 only the initial $10,000 has been loaned to the company. The Company is accounting for the conversion option in the Convertible Note and the conversion price as a derivative liability in accordance with FASB ASC Topic regarding, “Accounting for Derivative Instruments and Hedging Activities” and FASB ASC Topic regarding “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” due to the fact that the conversion feature has a variable conversion price.

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

NOTE 11 – INCOME TAXES

A valuation allowance is required by ASC Topic 740, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The need for the valuation allowance is evaluated periodically by management. Based on available evidence, management concluded that valuation allowances of 100 percent for March 31, 2011 and December 31, 2010 were necessary. Significant components of the Company's net deferred tax assets are as follows:

	March 31, 2011	December 31, 2010
Deferred tax assets:
NOL carryover	$(7,063,713)	$(6,938,703)
Deferred tax liabilities:
None	-	-
Valuation allowance	7,063,713	6,938,703

Net deferred tax asset	$-	$-

The valuation allowance increased by $125,010 during the quarter ended March 31, 2011.

A reconciliation of the statutory income tax rate and the effective income tax rate for the period ended March 31, 2011 and December 31, 2010 is as follows:

	March 31, 2011	December 31, 2010

Statutory federal income tax rate	(0.34)%	(0.34)%
Net operating loss	34%	34%
Effective income tax (benefit) rate	-	-

NOTE 12 – STOCKHOLDERS’ EQUITY

Preferred Stock

During the quarter, the Company entered into a Series A Preferred Stock Purchase Agreement with Ginew Holdings, LLC, pursuant to which the Ginew Holdings, LLC purchased 5,641,591 shares of Series A Preferred Stock for cash totaling $60,000.  The Company believes the issuance of the shares is exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).  Upon issuance of these shares the common stock equivalents of the Company exceeded the total common stock available for issuance by approximately 5,641,591,000 shares. The Company’s Chairman of the Board of Directors, Vincent Molinari the Managing Director of Ginew Holdings, LLC, holds 9,941,591 shares of the Series A Preferred Stock that are convertible into 9,941,591,000 common shares of the Company. Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Molinari will not convert the preferred shares.

Common Stock

During the three months ended March 31, 2011, the Company issued 250,000,000 shares of common stock for cash received during the fourth quarter of 2010 and $3,850 during the current quarter for total proceeds of $29,573. The Company believes the issuance of the shares is exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).

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

NOTE 13 - DEBT FORGIVENESS

In June 2010 The Company entered into a settlement agreement with a holder of a convertible debt instrument in the amount of $1,011,443, whereby the borrowings were cancelled resulting in a gain on forgiveness of debt.  As the debt related to this derivative calculation was forgiven, the corresponding derivative was also adjusted to zero.

In addition in 2010, accrued salary of $295,000 due to an officer and majority shareholder was also forgiven. The amount was treated as additional paid in capital.

In the first quarter of 2011 notes payable totaling $9,800 were forgiven by the debt holder resulting in a gain on forgiveness of debt.

NOTE 14 – SIGNIFICANT EVENTS

On March 23, 2011, the Board of Directors and majority stockholders of the Company approved the entry into a Partial Purchase Agreement. Under the terms of the Agreement, Gate Technologies, LLC acquired sixty percent (60%) ownership of the operating division, Angels In Action, for total cash consideration of ninety thousand dollars ($90,000) and six hundred thousand dollars ($600,000) in the form of Gate Technologies, LLC Units contributed by Vince Molinari and Lori Livingston. The company has recorded the $90,000 as revenue and a receivable of which $32,000 has already been collected. The Gate Technologies units will be exchanged for the Company’s common stock, each quarter, over a three year period to begin no later the September 30, 2011.

NOTE 15 - SUBSEQUENT EVENTS

In October 2010 the Company received an intent to accelerate the Company’s $495,000 credit line. This action accelerated the $495,000 balance becoming due in full. On November 16, 2010, Wells Fargo Bank filed a dismissal in connection with the intent to accelerate and has agreed to a loan modification. Subsequent to the quarter ended March 31, 2011, the terms of the loan modification have been finalized. The Company’s Chief Executive Officer, Steven Bonenberger, and previous officer, Brent Fouch, were personal guarantees on this loan and have personally entered into a settlement agreement with Wells Fargo relieving the Company of any further debt obligation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERAITONS

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

There are several factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow. Readers are cautioned not to place undue reliance on the forward- looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-Q to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices. Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-Q, as well as the financial statements in Item 8 of Part II of our Form 10-K for the fiscal year ended, December 31, 2010.

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

As of March 31, 2011, the company had one wholly-owned subsidiary, BioGeron, Inc. and operates two divisions:

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

EMPLOYEES

We have one full-time employee and two independent agent working for the Company as of March 31, 2011. As we grow, we will need to attract an unknown number of additional qualified employees and independent agents. Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed. None of our employees are currently represented by a labor union. We expect to have a ready source of available labor to support our growth.

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

Management's Plan of Operations

Results of Operations

Revenue

Three months ended March 31, 2011, compared to the three months ended March 31, 2010. Total revenues were at $18,355 for the three months ended March 31, 2011 compared to $29,030 for the prior period.  Sales decrease is a result economic factors in the real estate industry.

Total operating expenses for the three months ended March 31, 2011 compared to 2010 decreased to $118,088 from $134,522 in the prior period. The majority of this decrease was in consulting, legal and professional expenses. Offsetting this decrease in consulting, legal and professional expenses of $42,364 was an increase in general and administrative expenses of $25,890.

The net loss for the three months ended March 31, 2011 was $367,678 compared to a net gain of $113,468 for the three months ended March 31, 2010. The majority of the net loss was attributed to a recorded loss of $331, 413 resulting from foreclosure of property.

Liquidity and Capital Resources

As of March 31, 2011, we had a deficiency in working capital of $1,191,732.

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

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent accountants on our December 31, 2010 financial statements include an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

  the bid and offer price quotes in and for the "penny stock," and the number of shares to which the quoted prices apply, the brokerage firm's compensation for the trade, and
  the compensation received by the brokerage firm's sales person for the trade.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of March 31, 2011 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On November 10, 2010, the Company received a “Notice of Default and Election to Sell Under Deed of Trust” from the trustee holding the mortgage secured by the building with a cost of $1,395,612.  The Company had a legal right to bring the account into good standing by paying all past due payments plus costs and expenses; however, was unable to do so.  On March 18, 2011 a “Trustee’s Deed Upon Sale” was finalized and the property was returned to the lien holder.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2011, the Company issued 250,000,000 shares of common stock for cash received during the fourth quarter of 2010 totaling $25,723. The Company believes the issuance of the shares is exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Identification of Exhibit

3.1**	Articles of Incorporation
3.2**	Articles of Amendment to Articles of Incorporation
3.3**	Articles of Amendment to Articles of Incorporation
3.4**	Certificate of Change
3.5**	Certificate of Correction to the Certificate of Change
3.6*	Certificate of Designation for the Series A Preferred Stock
3.7*	Certificate of Designation for the Series B Preferred Stock
3.8*	Certificate of Designation for the Series C Preferred Stock
3.9**	Articles of Amendment to Articles of Incorporation
3.10 **	Articles of Amendment to Articles of Incorporation
3.11**	Bylaws
3.12*	Amendment to Certificate of Designation for the Series B Preferred Stock
10.1**	Steven Bonenberger Employment Agreement dated January 1, 2009
14**	Code of Ethics
21**	Subsidiaries
31*	Certification of Chief Executive Officer and Chief Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 * Filed herewith.   ** Previously Filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Angel Acquisition Corp.

Dated: May 23, 2011	By:	/s/ Steven Bonenberger
Steven Bonenberger
Chief Executive Officer and Chief Financial Officer (Principal Accounting, Executive and Financial Officer)