Form 10-Q
period 2011-06-30
BIOGERON, INC.
filed 2011-08-22
CIK 1082822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

Form 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from ______________ to ______________

Commission File Number: 000-32829

BIOGERON, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0470235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1802 N. Carson Street, Suite 212-3018 Carson City, Nevada	89701
(Address of Principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code.	(775) 887-0670

 Angel Acquisition Corp.
(Former name, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the precedent 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 12, 2011, the issuer had 7,905,908,229 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited interim consolidated financial statements of BioGeron, Inc. fka Angel Acquisition Corp. ("BioGeron") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Angel’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

BIOGERON, INC.
(F/K/A ANGEL ACQUISITION CORP.)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
ASSETS	(unaudited)
Current assets
Cash	$10	$8,151
Loan receivable	63,372	54,950
Accounts receivable	450	450
Prepaid	-	1,000
Other receivables	1,113	1,473
Total current assets	64,945	66,024

Property, plant and equipment, net (note 6)	-	1,228,831
Property held for resale (note 7)	-	496,000
Total assets	$64,945	$1,790,855

LIABILITES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$14,366	$6,929
Notes payable	122,261	1,979,136
Accrued expenses	82,002	2,019
Accrued salary	-	60,000
Other liabilities (note 5)	53,660	103,670
Total current liabilities	272,289	2,151,754
Total liabilities	272,289	2,151,754

Stockholders' equity (deficit)
Series A preferred stock, $.00001 par value, 10,000,000 shares authorized, 9,976,591 and 4,335,000 shares issued and outstanding, respectively	100	43
Series B preferred stock $.00001 par value, 50,000,000 shares authorized 30,000,000 and 30,000,000 shares issued and outstanding, respectively	300	300
Series C preferred stock, $.00001 par value, 30,000,000 shares authorized, no shares issued and outstanding	-	-

Common stock, 15,900,000,000 shares authorized, par value $.00001, 7,905,908,229 and 7,755,908,229 shares issued and outstanding, respectively	79,059	76,559
Common stock subscribed	85,000	105,723
Series A preferred stock subscribed	-	30,000
Additional paid-in capital	20,466,442	19,834,425
Accumulated deficit	(20,838,245)	(20,407,949)
Total stockholders' equity (deficit)	(207,344)	(360,899)
Total liabilities and stockholders' equity (deficit)	$64,945	$1,790,855

The accompanying notes are an integral part of these consolidated financial statements.

.

BIOGERON, INC.
(F/K/A ANGEL ACQUISITION CORP.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Real estate revenue	$24,355	$76,308	$6,000	$47,278
Cost of sales	20,084	41,721	150	41,021
Gross margin	4,271	34,587	5,850	6,257

Operating expenses:
General and administrative	65,236	73,802	22,872	57,328
Consulting, legal and Professional	31,378	70,028	15,654	11,980
Total operating expenses	96,614	143,830	38,526	69,308
Loss from operations	(92,343)	(109,243)	(32,676)	(63,051)

Other income (expense):
Interest expense	(16,340)	(157,593)	58	(138,384)
Other income	-	-	-	60,000
Derivative liability	-	-	-	(238,869)
Loss on disposal of fixed assets	(331,413)	-	-	-
Forgiveness of Debt	9,800	1,579,394	-	1,579,394
Total other income	(337,953)	1,421,801	58	1,262,141

Net income (loss)	$(430,296)	$1,312,558	$(32,618)	$1,199,090

Net income (loss) per share	$(0.00)	$3.87	$(0.00)	$2.99

Basic weighted average number of common shares	7,840,991,102	5,388,875,700	7,905,908,229	6,371,209,095

The accompanying notes are an integral part of these consolidated financial statements.

BIOGERON, INC.
(F/K/A ANGEL ACQUISITION CORP.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities
Net income (loss)	$(430,296)	$1,312,558
Adjustments to reconcile net cash used in operating activities:
Forgiveness of Debt	(9,800)	(1,579,394)
Loss on disposal of fixed assets	331,413	-
Depreciation	-	12,808
Common stock issued for services	-	133,172
Accrued derivative liability	-	(280,293)
Changes in operating assets and liabilities:
Decrease in other receivables	1,360	-
(Increase ) in loan receivable, related party	(8,422)	-
Increase in accounts payable and accrued expenses	93,841	9,409
Net cash (used) by operating activities	(21,904)	(391,740)

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from sale of preferred stock	30,000	-
Proceeds from sale of common stock	3,850	-
Proceeds from note payable	22,147	266,604
Advances from related parties	7,776	133,950
Repayment of related party loans	(50,010)	(20,900)
Net cash provided by financing activities	13,763	379,654

Net decrease in cash	(8,141)	(12,086)
Cash – beginning of period	8,151	13,144
Cash – end of period	$10	$1,058

Supplemental Disclosures regarding cash flows:
Interest Paid	$7,682	$-

Non-cash financing activities:
Decrease in note payable due to foreclosure	$897,418	$-
Common stock issued to satisfy liabilities	$5,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

BIOGERON, INC.

(F/K/A ANGEL ACQUISTION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

BioGeron, Inc. (the “Company”) a Nevada corporation, was incorporated on March 10, 1999. The Company was formerly Palomar Enterprises, Inc. On February 5, 2008, the Company changed its name to Angel Acquisition Corp. to properly reflect the change in business direction.

During the quarter ended September 30, 2010, the Company formed a wholly owned subsidiary, BioGeron, Inc. BioGeron is a privately  held  early  stage  bio-nutritional  supplement  designer,  manufacturer,  wholesaler  and  retailer.  It is a part of the Neutraceutica Industry.

On August 1, 2011, the Company filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger whereby the Company (as Angel Acquisition Corp.) merged with its wholly-owned subsidiary, BioGeron, Inc., as a parent/ subsidiary merger with the Company as the surviving corporation. This merger, which became effective as of August 1, 2011, was completed pursuant to NRS 92A.180. Shareholder approval to this merger was not required under NRS 92A.180.  In process of the merger, the Company's name has been changed to "BioGeron, Inc." and the Company's Articles of Incorporation have been amended to reflect this name change.

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

The unaudited interim financial statements should be read in conjunction with the Company’s annual report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the fiscal year ended December 31, 2010.  The interim results for the six months ended June 30, 2011 are not necessarily indicative of the results for the full fiscal year.

The consolidated financial statements include the accounts of both Angel Acquisition and BioGeron, Inc., as the merger was not effective until August 1, 2011. All significant intercompany balances and transactions have been eliminated.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred, related to underpayment of income tax, are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the quarter ended June 30, 2011 or the year ended December 31, 2010. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

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

Reclassification

Certain  reclassifications  have been made to the previous  consolidated  financial  information  to  conform  to  the presentation  used  in the  (unaudited)  June 30, 2011  consolidated financial information.

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

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010.

Description	Level 1	Level 2	Level 3

	none	none	none

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB Accounting Standards Update 2010-29 Business Combinations Topic 805, which requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. Effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption did not have an impact on the Company’s financial position and results of operations.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

As of December 31, 2010, the Company was indebted to its former CEO, Steve Bonenberger, in the amount of $103,670 for loans and $60,000 to Mr. Bonenberger for accrued compensation.

As of June 30, 2011, the Company is indebted to its former CEO, Steve Bonenberger, in the amount of $53,660 for loans to the company.

As of June 30, 2011 and December 31, 2010 the Company owes a former Director $39,369 and $31,593, respectively, for funds received to cover certain operating expenses.

On June 30, 2011 a Quit Claim Deed was executed transferring the property held for sale and the related liability to Steven Bonenberger, the Company’s former CEO, in connection with forgiveness of accrued salary of $60,000. The forgiveness of accrued salary was treated as additional paid in capital.

NOTE 6 – PROPERTY

Property and equipment consisted of the following at:

	June 30, 2011	December 31, 2010
Building	$ -	$ 1,395,612
Office equipment	-	27,080
Total	-	1,422,692
Less: Accumulated depreciation	-	(193,861)
Property & equipment, net	$ -	$ 1,228,831

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

As of March 31, 2011 it was determined that all furniture and equipment was no longer being utilized and would be disposed of without sale. As such both the book value and the related accumulated depreciation were removed from the balance sheet.  There was no depreciation expense recorded in the current year to date.

NOTE 7 - PROPERTY HELD FOR RESALE

In April of 2009 the Company reacquired a residential property for sale and assumed the mortgage. The value of the property has been recorded at its appraised value which equals the amount of mortgage of $496,000 as the property is held for sale the Company is not depreciating the asset. On June 30, 2011 a Quit Claim Deed was executed transferring the property and related liability to Steven Bonenberger, the Company’s former CEO, in connection with forgiveness of accrued salary of $60,000.

NOTE 8 - NOTES PAYABLE

Notes payable at June 30, 2011 and December 31, 2010 are comprised of the following:

	June 30, 2011	December 31, 2010

Note payable to lending institution, original balance of $980,000 interest at 7.5% per annum. Required monthly principal and interest payments of $6,852 through 2034. Collateralized by the building. This agreement was modified in February 2009 to monthly payments of $4,100 all of which goes toward interest. This loan was in default as the Company was not meeting the obligation of $4,100 per month, causing the note to become a current obligation. Refer to Note 6.	$ -	$ 890,998

Mortgage payable secured by a building, 7.875% interest only for ten years. Refer to Note 7.	-	496,000

Convertible note to investors past due 20% interest	50,000	54,800

Credit line from a bank up to $500,000, interest only at one percent over prime. This obligation was in default.	-	495,000

Loans from various investors, 10% interest	72,261	10,745

Total	$ 112,261	$ 1,947,543

In October 2010 the Company received an intent to accelerate the Company’s $495,000 credit line. This action accelerated the $495,000 balance becoming due in full. On November 16, 2010, Wells Fargo Bank filed a dismissal in connection with the intent to accelerate and has agreed to a loan modification. As of the date hereof the terms of the loan modification have been finalized. Two of The Company’s former officers were personal guarantees on this loan and have personally entered into a settlement agreement with Wells Fargo relieving the Company of any further debt obligation.

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

NOTE 9 – CONTINGENT LIABILITY

During the second quarter a settlement agreement with Wells Fargo Bank was finalized by a Stipulation for Entry of Judgment for the line of credit held by prior officers of the company. Two of The Company’s former officers were personal guarantees on this loan and have personally entered into the before mentioned settlement agreement with Wells Fargo. The Company believes that this settlement relieves it of any further debt obligation.

In the event that the former officers were to default on their obligation to repay the line of credit with Wells Fargo Bank there is a remote possibility that the Bank could look to the Company for recovery of any remaining monies due.

NOTE 10 - LEASES

Our corporate headquarters are located in Carson City, Nevada, whereby we lease space for approximately $100 a month

NOTE 11 - DERIVATIVE LIABILITY

On April 19, 2010 The Company entered into a financing agreement with Granada Capital Consulting, Inc. Terms of the agreement consisted of up to a $100,000 convertible debenture loan to be used for working capital, of which $10,000 was to be paid upon closing of the agreement. The conversion price is 50% of the average of the three lowest trading prices during the twenty day period prior to conversion. As of March 31, 2011 only the initial $10,000 had been loaned to the company. On May 18, 2011, $5,000 of the outstanding balance was converted into 6,289 shares of common stock. The Company is accounting for the conversion option in the Convertible Note and the conversion price as a derivative liability in accordance with FASB ASC Topic regarding, “Accounting for Derivative Instruments and Hedging Activities” and FASB ASC Topic regarding “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” due to the fact that the conversion feature has a variable conversion price.

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

During the quarter ended June 30, 2011, the Company issued a $10,000 convertible note. The note was issued with interest at 20% per annum, due within six months. The fair value of the Convertible Note was determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation are:  the exercise price as noted above; the stock price as of the measurable date; expected volatility of 300%; risk free interest rate of approximately .19%; and a term of six months. The resulting initial fair value and subsequent liability of any potential conversion was immaterial and therefore had no impact to the financial statements.

NOTE 12 – INCOME TAXES

A valuation allowance is required by ASC Topic 740, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The need for the valuation allowance is evaluated periodically by management. Based on available evidence, management concluded that valuation allowances of 100 percent for June 30, 2011 and December 31, 2010 were necessary. Significant components of the Company's net deferred tax assets are as follows:

	June 30, 2011	December 31, 2010
Deferred tax assets:
NOL carryover	$(7,210,014)	$(6,938,703)
Deferred tax liabilities:
None	-	-
Valuation allowance	7,210,014	6,938,703

Net deferred tax asset	$-	$-

The valuation allowance increased by $271,311 during the six months ended June 30, 2011.

A reconciliation of the statutory income tax rate and the effective income tax rate for the period ended June 30, 2011 and December 31, 2010 is as follows:

	June 30, 2011	December 31, 2010

Statutory federal income tax rate	(0.34)%	(0.34)%
Net operating loss	34%	34%
Effective income tax (benefit) rate	-	-

NOTE 13 – STOCKHOLDERS’ EQUITY

Preferred Stock

During the first quarter, the Company entered into a Series A Preferred Stock Purchase Agreement with Ginew Holdings, LLC, pursuant to which the Ginew Holdings, LLC purchased 355 shares of Series A Preferred Stock for cash totaling $60,000.  The Company believes the issuance of the shares is exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).

Common Stock

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

During the fourth quarter of 2010, the Company received cash totaling $40,000 for shares to be issued of $80,000. As of June 30, 2011, 300,000,000 shares were issued reducing the payable by $30,000.

During the three months ended March 31, 2011, the Company issued 250,000,000 shares of common stock for cash received during the fourth quarter of 2010 and $3,850 during the current quarter for total proceeds of $29,573. The Company believes the issuance of the shares is exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).

During the second quarter the Board of Directors approved the conversion of $5,000 of a $10,000 convertible note payable into 100,000,000 shares of common stock. As of June 30, 2011 the shares had not yet been issued and have been accounted for as a stock payable.

NOTE 14 - DEBT FORGIVENESS

In June 2010 The Company entered into a settlement agreement with a holder of a convertible debt instrument in the amount of $1,011,443, whereby the borrowings were cancelled resulting in a gain on forgiveness of debt.  As the debt related to this derivative calculation was forgiven, the corresponding derivative was also adjusted to zero.

In addition, in 2010, accrued salary of $295,000 due to a former officer was also forgiven. The amount was treated as additional paid in capital.

In the first quarter of 2011 notes payable totaling $9,800 were forgiven by the debt holder resulting in a gain on forgiveness of debt.

On June 30, 2011 a Quit Claim Deed was executed transferring the property held for sale and the related liability to Steven Bonenberger, the Company’s former CEO, in connection with forgiveness of accrued salary of $60,000. The forgiveness of accrued salary was treated as additional paid in capital.

NOTE 15 – SIGNIFICANT EVENTS

On March 23, 2011, the Board of Directors and majority stockholders of the Company approved the entry into a Partial Purchase Agreement. Under the terms of the Agreement, Gate Technologies, LLC acquired sixty percent (60%) ownership of the operating division, Angels In Action, for total cash consideration of ninety thousand dollars ($90,000) and six hundred thousand dollars ($600,000) in the form of Gate Technologies, LLC Units contributed by Vince Molinari and Lori Livingston. The company has recorded the $90,000 as revenue and a receivable of which $32,000 has already been collected. The Company is currently in negotiations with Gate Technologies, LLC regarding the dissolution of the above mentioned Partial Purchase Agreement. As a result of the cancellation of the  Purchase Agreement the sale has been reversed which included an adjustment to account for the cash received as an accrual due to the expectation that these funds will be repaid.

NOTE 16 - SUBSEQUENT EVENTS

On August 1, 2011, the Company filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger whereby the Company (as Angel Acquisition Corp.) merged with its wholly-owned subsidiary, BioGeron, Inc., as a parent/ subsidiary merger with the Company as the surviving corporation. This merger, which became effective as of August 1, 2011, was completed pursuant to NRS 92A.180. Shareholder approval to this merger was not required under NRS 92A.180.  In process of the merger, the Company's name has been changed to "BioGeron, Inc." and the Company's Articles of Incorporation have been amended to reflect this name change

On August 2, 2011, the Company filed a Certificate of Change with the Nevada Secretary of State in order to effectuate a one for fifteen thousand nine hundred (1:15,900) reverse stock split (the “Reverse Split”) and a contemporaneous one for fifteen thousand nine hundred (1:15,900) reduction in the number of the Company’s authorized shares of common stock, par value $0.00001 (the "Common Stock"), in accordance with the procedure authorized by Nevada Revised Statutes (NRS) 78.207. The board of directors determined that it would be in the Company's best interest to affect the Reverse Split and approved this corporate action by unanimous written consent. The Reverse Split does not require shareholder approval. Approval for the reverse split is still pending.

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

Company Overview

BioGeron, Inc. (the “Company”) a Nevada corporation, was incorporated on March 10, 1999. The Company was formerly Palomar Enterprises, Inc. On February 5, 2008, the Company changed its name to Angel Acquisition Corp. to properly reflect the change in business direction.

During the quarter ended September 30, 2010, the Company formed a wholly owned subsidiary, BioGeron, Inc. BioGeron is a privately  held  early  stage  bio-nutritional  supplement  designer,  manufacturer,  wholesaler  and  retailer.  It is a part of the Neutraceutica Industry.

On August 1, 2011, the Company filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger whereby the Company (as Angel Acquisition Corp.) merged with its wholly-owned subsidiary, BioGeron, Inc., as a parent/ subsidiary merger with the Company as the surviving corporation. This merger, which became effective as of August 1, 2011, was completed pursuant to NRS 92A.180. Shareholder approval to this merger was not required under NRS 92A.180.  In process of the merger, the Company's name has been changed to "BioGeron, Inc." and the Company's Articles of Incorporation have been amended to reflect this name change

DEPARTURE AND APPOINTMENT OF DIRECTORS AND PRINCIPAL OFFICERS

On November 1, 2010, the Company accepted the resignation of Lew Graham as President of the Company.  Mr. Graham continued to serve as Chief Operating Officer and a member of the Board of Directors.   Effective as of the same date, to fill the vacancy created by Mr. Graham’s resignation, the Board of Directors appointed Milton C. Ault, III as President.

On January 10, 2011, the Company accepted the resignation of Steve Bonenberger as Chairman of the Board of Directors of the Company.  Mr. Bonenberger continued to serve as Chief Executive Officer, Chief Financial Officer, Secretary and a member of the Board of Directors. Effective as of the same date, to fill the vacancy created by Mr. Bonenberger’s resignation, the Board of Directors appointed Vincent Molinari as Chairman of the Board of Directors.

On January 10, 2011, the Company accepted the resignations of Michael Edwards and Lew Graham from the Board of Directors. Effective as of the same date, the Board of Directors appointed Lori Livingston as a member of the Board of Directors.

On January 10, 2011, the Company accepted the resignation of Milton C. Ault, III as President. Effective on the same date to fill the vacancy created by Mr. Ault’s resignation, the Company appointed Steve Bonenberger as President.

On January 10, 2011, the Company accepted the resignation of Lew Graham as Chief Operating Officer. At this time, no one has been chosen to fill the vacancy of Chief Operating Officer left by the resignation of Mr. Graham.

On May 27, 2011, the Company accepted the resignation of Vincent Molinari as a Chairman of the Board of Directors and Lori Livingston as a member of the Board of Directors.

On June 22, 2011, the Company accepted the resignations of Steven Bonenberger as Chief Executive Officer, President, Secretary and Chief Financial Officer of the Company.  Effective on the same date the Company appointed Michael Edwards as Chief Executive Officer, President, Secretary, Chief Financial Officer and member of the Board of Directors.

On June 23, 2011, the Company accepted the resignation of Steven Bonenberger as a member of the Board of Directors of the Company.

As of the date hereof, Michael Edwards serves as the Company’s sole officer and director.

CURRENT BUSINESS PLAN

BioGeron Inc. operations are part of the Nutraceutical Industry, which in 2009, had sales in excess of $108 Billion according to the Nutrition Business Journal.  The BioGeron product theme is “Nature and Science to Enhance and Extend Life”.   The company is positioned to create and manufacture a new generation of nutraceutical products to both the retail and wholesale markets worldwide.  For the past year, BioGeron has focused it's energy and resources on the bio-nutraceutical marketplace with the specific goal of offering products that may improve the health of consumers.  The company standard is to provide premiere nutraceutical products using premiere ingredients and produced and packaged to the highest standards in the industry, at FDA inspected facilities that are FDA-GMP certified and compliant.

The Omega 3 Plus products are the first to be released and the initial distribution period has shown great progress.  The company has determined a number of new formulas and supplements they plan to add to their product line and scheduled to be released before year end.   Other products will be announced soon as they are ready for sale and distribution on a wholesale and retail basis.

It is also expected that the tentative agreement for the acquisition of a unique Congnitive-Memory formula, aimed at the growing Alzheimers and memory-impaired population worldwide, will be finalized by the end of the year.  The company is extremely excited about this product.

For more information about BioGeron, Inc. and its products, please visit the company’s website at www.BioGeronInc.com.

As of June 30, 2011, the Company operated Angels in Action, a micro lending division:

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

http://www.angelsinaction.tv

On March 23, 2011, the Board of Directors and majority stockholders of the Company approved the entry into a Partial Purchase Agreement. Under the terms of the Agreement, Gate Technologies, LLC acquired sixty percent (60%) ownership of the operating division, Angels In Action for total cash consideration of ninety thousand dollars ($90,000) and six hundred thousand dollars in the form of Gate Technologies, LLC Units contributed by Vince Molinari and Lori Livingston. As the date hereof, the Company is currently in negotiations with Gate Technologies, LLC regarding the dissolution of the above mentioned Partial Purchase Agreement.

On July 5, 2011, the Company’s operating division The Palomar Group ceased operations in connection with the Company’s change in business direction within the nutraceutical industry.

KEY PERSONNEL

Our future financial success depends to a large degree upon the effort of Mr. Edwards, Chief Executive Officer, Chief Financial Officer and member of the Board of Directors as the date hereof. Mr. Edwards has played a major role in developing and executing our business strategy. The loss of Mr. Edwards could have an adverse effect on our business and our chances for profitable operations. While we intend to employ additional management and marketing personnel in order to minimize the critical dependency upon any one person, there can be no assurance that we will be successful in attracting and retaining the persons needed. If we do not succeed in retaining and motivating our current employees and attracting new high quality independent agents, our business could be adversely affected.

We do not maintain key man life insurance on the life of Mr. Edwards.

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

EMPLOYEES

We have one full-time employee and two independent agents working for the Company as of June 30, 2011. As we grow, we will need to attract an unknown number of additional qualified employees and independent agents. Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed. None of our employees are currently represented by a labor union. We expect to have a ready source of available labor to support our growth.

Management's Plan of Operations

Three Months Ended June 30, 2011 compared to the Three Months Ended June 30, 2010.

Results of Operations

Revenue

Three months ended June 30, 2011, compared to the three months ended June 30, 2010. Total revenues were at $6,000 for the three months ended June 30, 2011 compared to $47,278 for the prior period. Sales decrease is a result economic factors in the real estate industry as well as us beginning to concentrate on our new business plan.

Total operating expenses for the three months ended June 30, 2011 compared to 2010 decreased to $22,872 from $57,328 in the prior period. The majority of this decrease was in general and administrative expenses.

The net loss for the three months ended June 30, 2011 was $32,618 compared to a net gain of $1,199,090 for the three months ended June 30, 2010. The net gain was attributed to a recorded forgiveness of debt of $1,579,394 resulting from foreclosure of property.

Six Months Ended June 30, 2011 compared to the Six Months Ended June 30, 2010.

Results of Operations

Revenue

Six months ended June 30, 2011, compared to the six months ended June 30, 2010. Total revenues were at $24,355 for the three months ended June 30, 2011 compared to $76,308 for the prior period.  Sales decrease is a result economic factors in the real estate industry as well as us beginning to concentrate on our new business plan.

Total operating expenses for the six months ended June 30, 2011 compared to 2010 decreased to $96,614 from $143,830 in the prior period. The majority of this decrease was in consulting, legal and professional expenses.

The net loss for the six months ended June 30, 2011 was $430,296 compared to a net gain of $1,312,558 for the six months ended June 30, 2010. The net gain was attributed to a recorded forgiveness of debt of $1,579,394 resulting from foreclosure of property.

Liquidity and Capital Resources

As of June 30, 2011, we had a deficiency in working capital of $207,344.

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

We Could Fail to Retain or Attract Key Personnel

Our future success depends in significant part on the continued services of Michael Edwards, our Chief Executive Officer.  We cannot assure you we would be able to find an appropriate replacement for key personnel.  Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan.  We do not have life insurance on Mr. Edwards.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of June 30, 2011 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Identification of Exhibit

3.1**	Articles of Incorporation
3.2**	Articles of Amendment to Articles of Incorporation
3.3**	Articles of Amendment to Articles of Incorporation
3.4**	Certificate of Change
3.5**	Certificate of Correction to the Certificate of Change
3.6**	Certificate of Designation for the Series A Preferred Stock
3.7**	Certificate of Designation for the Series B Preferred Stock
3.8**	Certificate of Designation for the Series C Preferred Stock
3.9**	Articles of Amendment to Articles of Incorporation
3.10 **	Articles of Amendment to Articles of Incorporation
3.11**	Bylaws
3.12**	Amendment to Certificate of Designation for the Series B Preferred Stock
3.13**	Certificate of Change
3.14**	Articles of Merger
14**	Code of Ethics
21**	Subsidiaries
31*	Certification of Chief Executive Officer and Chief Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files for the BioGeron, Inc. Form 10Q for the period ended June 30, 2011

 * Filed herewith.   ** Previously Filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioGeron, Inc.

Dated: August 19, 2011	By:	/s/ Michael Edwards
Michael Edwards
Chief Executive Officer and Chief Financial Officer (Principal Accounting, Executive and Financial Officer)