Form 10-Q
period 2011-09-30
BIOGERON, INC.
filed 2011-11-14
CIK 1082822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

Form 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 14, 2011, the issuer had 7,905,908,229 shares of its common stock issued and outstanding.

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

BIOGERON, INC.
(F/K/A ANGEL ACQUISITION CORP.)
BALANCE SHEETS

	September 30,	December 31,
	2011	2010
ASSETS	(unaudited)
Current assets
Cash	$567	$8,151
Loan receivable	63,372	54,950
Accounts receivable	450	450
Prepaid	-	1,000
Other receivables	-	1,473
Total current assets	64,389	66,024

Property, plant and equipment, net (note 6)	-	1,228,831
Property held for resale (note 7)	-	496,000
Total assets	$64,389	$1,790,855

LIABILITES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$24,959	$6,929
Notes payable	161,761	1,979,136
Note payable, net of discount	33,288	-
Accrued expenses	6,463	2,019
Accrued salary	-	60,000
Derivative liability	100,181	-
Other liabilities (note 5)	51,960	103,670
Total current liabilities	378,612	2,151,754
Loan payable, long term	50,000	-
Total liabilities	428,612	2,151,754

Stockholders' equity (deficit)
Series A preferred stock, $.00001 par value, 10,000,000 shares authorized, 9,976,591 and 4,335,000 shares issued and outstanding, respectively	100	43
Series B preferred stock $.00001 par value, 50,000,000 shares authorized 30,000,000 and 30,000,000 shares issued and outstanding, respectively	300	300

Series C preferred stock, $.00001 par value, 30,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, 15,900,000,000 shares authorized, par value $.00001, 7,905,908,229 and 7,755,908,229 shares issued and outstanding, respectively	79,059	76,559
Common stock subscribed	85,000	105,723
Series A preferred stock subscribed	-	30,000
Additional paid-in capital	20,466,442	19,834,425
Accumulated deficit	(20,995,124)	(20,407,949)
Total stockholders' equity (deficit)	(364,223)	(360,899)
Total liabilities and stockholders' equity (deficit)	$64,389	$1,790,855

The accompanying notes are an integral part of these financial statements.

BIOGERON, INC.
(F/K/A ANGEL ACQUISITION CORP.)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Real estate revenue	$26,355	$100,284	$2,000	$23,976
Cost of sales	20,084	49,701	-	7,980
Gross margin	6,271	50,583	2,000	15,996

Operating expenses:
General and administrative	92,834	107,815	27,595	34,013
Officer compensation	12,650	-	12,650	-
Consulting, legal and Professional	37,359	79,250	5,981	9,222
Total operating expenses	142,843	187,065	46,226	43,235
Loss from operations	(136,572)	(136,482)	(44,226)	(27,239)

Other income (expense):
Interest expense	(28,809)	(180,333)	(12,469)	(22,740)
Loss on derivative liability	(100,181)	-	(100,181)	-
Loss on disposal of fixed assets	(331,413)	-	-	-
Forgiveness of Debt	9,800	1,579,394	-	-
Total other income (expense)	(450,603)	1,399,061	(112,650)	(22,740)

Net income (loss)	$(587,175)	$1,262,579	$(156,876)	$(49,979)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average number of common shares	7,862,867,936	6,087,905,486	7,905,908,229	7,755,900,000

The accompanying notes are an integral part of these financial statements.

BIOGERON, INC.
(F/K/A ANGEL ACQUISITION CORP.)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities
Net income (loss)	$(587,175)	$1,262,579
Adjustments to reconcile net cash used in operating activities:
Forgiveness of Debt	(9,800)	(1,579,394)
Interest expense on note discount	3,288	-
Loss on disposal of fixed assets	331,413
Depreciation	-	19,190
Common stock issued for services	-	133,172
Accrued derivative liability	100,181	(280,293)
Changes in operating assets and liabilities:
(Increase) / Decrease in prepaids	2,473	(23,599)
(Increase ) in loan receivable	(8,422)	-
Increase in accounts payable and accrued expenses	41,395	44,176
Net cash (used) by operating activities	(126,647)	(424,169)

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from sale of preferred stock	30,000	-
Proceeds from sale of common stock	3,850	-
Proceeds from note payable	136,923	270,804
Advances from related parties	6,540	161,450
Repayment of related party loans	(58,250)	(20,900)
Net cash provided by financing activities	119,063	411,354

Net decrease in cash	(7,584)	(12,815)
Cash – beginning of period	8,151	13,144
Cash – end of period	$567	$329

Supplemental Disclosures regarding cash flows:		-
Interest Paid	$7,682	$-

Non-cash financing activities:
Decrease in note payable due to foreclosure	$897,418	$-
Common stock issued to satisfy liabilities	$5,000	$-

The accompanying notes are an integral part of these financial statements.

BIOGERON, INC.

(F/K/A ANGEL ACQUISTION CORP.)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

The unaudited interim financial statements should be read in conjunction with the Company’s annual report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the fiscal year ended December 31, 2010.  The interim results for the nine months ended September 30, 2011 are not necessarily indicative of the results for the full fiscal year.

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

Revenue recognition

Prior to August 1, 2011 the Company generated revenue from the sale of real estate, brokerage commissions, rental properties and mortgage loan originations. Revenues from real estate sales and commissions are recognized on execution of the sales contract. The Company recorded gross commissions on the sales of properties closed. The Company paid the broker of record five percent of all transactions and 100 percent of personal sales. This is in accordance with standard procedures. The Company compensated its independent agents on a sliding scale between 70 and 80 percent based on productivity.  Revenue is recognized at "closing".

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred, related to underpayment of income tax, are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the quarter ended September 30, 2011 or the year ended December 31, 2010. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

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

Reclassification

Certain  reclassifications  have been made to the previous  financial  information  to  conform  to  the presentation  used  in the  (unaudited)  September 30, 2011  financial information.

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

The following presents the gross value of assets and liabilities that were measured and recognized at fair value.

•	Level 1: none
•	Level 2: none
•	Level 3: Derivative Liability - $100,181

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

In January 2010, FASB issued ASU 2010-6 Improving Disclosures about Fair Measurements ("ASU 2010-6"). ASU 2010-6 provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for interim and annual periods ending after December 15, 2010. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its results of operations or financial position.

In January 2010, FASB issued ASU 2010-2 Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification ("ASU 2010-2"). ASU 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification, originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-2 is effective for the Company starting January 1, 2010. The Company does not expect the adoption of ASU 2010-2 to have a material impact on the Company's results of operations or financial position.

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

As of September 30, 2011, the Company is indebted to its former CEO, Steve Bonenberger, in the amount of $51,960 for loans to the company.

As of September 30, 2011 and December 31, 2010 the Company owes a former Director $39,369 and $31,593, respectively, for funds received to cover certain operating expenses.

On June 30, 2011 a Quit Claim Deed was executed transferring the property held for sale and the related liability to Steven Bonenberger, the Company’s former CEO, in connection with forgiveness of accrued salary of $60,000. The forgiveness of accrued salary was treated as additional paid in capital.

NOTE 6 – PROPERTY

Property and equipment consisted of the following at:

	September 30, 2011	December 31, 2010
Building	$ -	$ 1,395,612
Office equipment	-	27,080
Total	-	1,422,692
Less: Accumulated depreciation	-	(193,861)
Property & equipment, net	$ -	$ 1,228,831

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

NOTE 8 - NOTES PAYABLE

Notes payable at September 30, 2011 and December 31, 2010 are comprised of the following:

	September 30, 2011	December 31, 2010

Note payable to lending institution, original balance of $980,000 interest at 7.5% per annum. Required monthly principal and interest payments of $6,852 through 2034. Collateralized by the building. This agreement was modified in February 2009 to monthly payments of $4,100 all of which goes toward interest. This loan was in default as the Company was not meeting the obligation of $4,100 per month, causing the note to become a current obligation. Refer to Note 6.	$ -	$ 890,998

Mortgage payable secured by a building, 7.875% interest only for ten years. Refer to Note 7.	-	496,000

Convertible note to investors, past due, 20% interest	50,000	54,800

Credit line from a bank up to $500,000, interest only at one percent over prime. This obligation was in default.	-	495,000

Note payable for $90,000, 10% interest. Accrued interest shall be due and payable annually on the anniversary date of the note and the entire principal balance of the note (together with all accrued and unpaid interest) shall be due and payable on December 31, 2013.	90,000	-

Loans from various investors, 10% interest	71,761	42,338

Total	211,761	1,979,136
Less long term portion	50,000	-
Short term note payable	$ 161,761	$ 1,979,136

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

NOTE 11 - CONVERTIBLE NOTES AND DERIVATIVE LIABILITY

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

During the quarter ended June 30, 2011, the Company issued a $10,000 convertible note. The note was issued with interest at 20% per annum, due within six months. The fair value of the Convertible Note was determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation are:  the exercise price as noted above; the stock price as of the measurable date; expected volatility of 154%; risk free interest rate of approximately .19%; and a term of six months. The resulting initial fair value and subsequent liability of any potential conversion was immaterial and therefore had no impact to the financial statements.

During the quarter ended September 30, 2011, the Company issued a $60,000 discounted convertible promissory note for a purchase price of $30,000. The note was issued with no interest rate and is due within two years. As of September 30, 2011 the note was convertible into 600,000,000 shares of common stock and $3,288 of the $30,000 discount was amortized to interest expense.  A derivative liability of $38,896 was calculated using the Black Scholes pricing model using 1.75 years to maturity and assuming a risk free rate of 0.22% and a volatility of 146%. The derivative liability will be revalued at the end of each reporting period.

During the quarter ended September 30, 2011, the Company issued a $90,000 convertible promissory note with 10% interest. Accrued interest shall be due and payable annually on the anniversary date of the note and the entire principal balance of the note (together with all accrued and unpaid interest) shall be due and payable on December 31, 2013. As of September 30, 2011 the note was convertible into 1,800,000,000 shares of common stock.  A derivative liability of $61,285 was calculated using the Black Scholes pricing model using 2.25 years to maturity and assuming a risk free rate of 0.22% and a volatility of 133%. The derivative liability will be revalued at the end of each reporting period.

NOTE 12 – INCOME TAXES

A valuation allowance is required by ASC Topic 740, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The need for the valuation allowance is evaluated periodically by management. Based on available evidence, management concluded that valuation allowances of 100 percent for September 30, 2011 and December 31, 2010 were necessary. Significant components of the Company's net September deferred tax assets are as follows:

	September 30, 2011	December 31, 2010
Deferred tax assets:
NOL carryover	$(7,138,343)	$(6,938,703)
Deferred tax liabilities:
None	-	-
Valuation allowance	7,138,343	6,938,703

Net deferred tax asset	$-	$-

The valuation allowance increased by $199,640 during the nine months ended September 30, 2011.

A reconciliation of the statutory income tax rate and the effective income tax rate for the period ended September 30, 2011 and December 31, 2010 is as follows:

	September 30, 2011	December 31, 2010

Statutory federal income tax rate	(0.34)%	(0.34)%
Net operating loss	34%	34%
Effective income tax (benefit) rate	-	-

NOTE 13 – STOCKHOLDERS’ EQUITY

Preferred Stock

During the first quarter, the Company entered into a Series A Preferred Stock Purchase Agreement with Ginew Holdings, LLC, pursuant to which the Ginew Holdings, LLC purchased 355 shares of Series A Preferred Stock for cash totaling $60,000,  $30,000 of which was collected as of December 31, 2010 and had been recorded as a stock payable.  The Company believes the issuance of the shares is exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).

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

During the fourth quarter of 2010, the Company received cash totaling $40,000 for shares to be issued of $80,000. As of September 30, 2011, 300,000,000 shares were issued reducing the payable by $30,000.

During the three months ended March 31, 2011, the Company issued 250,000,000 shares of common stock for cash received during the fourth quarter of 2010 and $3,850 during the current quarter for total proceeds of $29,573. The Company believes the issuance of the shares is exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).

During the second quarter the Board of Directors approved the conversion of $5,000 of a $10,000 convertible note payable into 100,000,000 shares of common stock. As of September 30, 2011 the shares had not yet been issued and have been accounted for as a stock payable.

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

NOTE 15 – SIGNIFICANT EVENTS

On March 23, 2011, the Board of Directors and majority stockholders of the Company approved the entry into a Partial Purchase Agreement. Under the terms of the Agreement, Gate Technologies, LLC acquired sixty percent (60%) ownership of the operating division, Angels In Action, for total cash consideration of ninety thousand dollars ($90,000) and six hundred thousand dollars ($600,000) in the form of Gate Technologies, LLC Units contributed by Vince Molinari and Lori Livingston.  On September 28, 2011, the Company and Gate Technologies, entered into a Settlement Agreement whereby the parties agreed to rescind the Partial Purchase Agreement. On September 29, 2011 the parties executed a promissory note whereby the Company has agreed to pay to Gate Technologies $90,000 plus 10% interest. Interest is due annually and the entire note plus any unpaid interest is due on December 31, 2013.

On August 1, 2011, the Company filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger whereby the Company (as Angel Acquisition Corp.) merged with its wholly-owned subsidiary, BioGeron, Inc., as a parent/ subsidiary merger with the Company as the surviving corporation. This merger, which became effective as of August 1, 2011, was completed pursuant to NRS 92A.180. Shareholder approval to this merger was not required under NRS 92A.180.  In process of the merger, the Company's name has been changed to "BioGeron, Inc." and the Company's Articles of Incorporation have been amended to reflect this name change

NOTE 16 - SUBSEQUENT EVENTS

The company has evaluated subsequent events in accordance with the provisions of ASC 855 noting no reportable subsequent events.

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

As of September 30, 2011, the Company operated Angels in Action, a micro lending division:

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

http://www.angelsinaction.tv

On March 23, 2011, the Board of Directors and majority stockholders of the Company approved the entry into a Partial Purchase Agreement. Under the terms of the Agreement, Gate Technologies, LLC acquired sixty percent (60%) ownership of the operating division, Angels In Action for total cash consideration of ninety thousand dollars ($90,000) and six hundred thousand dollars in the form of Gate Technologies, LLC Units contributed by Vince Molinari and Lori Livingston. On September 28, 2011, the Company and Gate Technologies, entered into a Settlement Agreement whereby the parties agreed to rescind the Partial Purchase Agreement. On September 29, 2011 the parties executed a promissory note whereby the Company has agreed to pay to Gate Technologies $90,000 plus 10% interest. Interest is due annually and the entire note plus any unpaid interest is due on December 31, 2013.

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

EMPLOYEES

We have one full-time employee and two independent agents working for the Company as of September 30, 2011. As we grow, we will need to attract an unknown number of additional qualified employees and independent agents. Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed. None of our employees are currently represented by a labor union. We expect to have a ready source of available labor to support our growth.

Management's Plan of Operations

Three Months Ended September 30, 2011 compared to the Three Months Ended September 30, 2010.

Results of Operations

Revenue

Total revenue was $2,000 for the three months ended September 30, 2011 compared to $23,976 for the prior period. The decrease in revenue is a result of economic factors in the real estate industry as well as the Company beginning to concentrate on its new business plan.

Total operating expenses for the three months ended September 30, 2011 compared to 2010 increased to $46,226 from $43,235 in the prior period. The majority of this increase was in general and administrative expenses.

The net loss for the three months ended September 30, 2011 was $156,876 compared to a net loss of $49,979 for the three months ended September 30, 2010. The increase in net loss is mainly attributed to a loss on derivative liability of $101,181.

Nine Months Ended September 30, 2011 compared to the Nine Months Ended September 30, 2010.

Results of Operations

Revenue

Total revenue was $26,355 for the nine months ended September 30, 2011 compared to $100,284 for the prior period.

Total operating expenses for the nine months ended September 30, 2011 compared to 2010 decreased to $142,843 from $187,065 in the prior period.

The net loss for the nine months ended September 30, 2011 was $587,175 compared to a net gain of $1,262,579 for the nine months ended September 30, 2010. The net gain was attributed to a recorded forgiveness of debt of $1,579,394 resulting from foreclosure of property. In 2011, in addition to operating expenses, the net loss also consisted of a loss on derivative liability of $100,181 and a loss on disposal of an asset of $331,413.

Liquidity and Capital Resources

As of September 30, 2011, we had a deficiency in working capital of $314,223.

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

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent accountants on our December 31, 2010 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of September 30, 2011 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Identification of Exhibit

3.1**	Articles of Incorporation
3.2**	Articles of Amendment to Articles of Incorporation
3.3**	Articles of Amendment to Articles of Incorporation
3.4**	Certificate of Change
3.5**	Certificate of Correction to the Certificate of Change
3.6**	Certificate of Designation for the Series A Preferred Stock
3.7**	Certificate of Designation for the Series B Preferred Stock
3.8**	Certificate of Designation for the Series C Preferred Stock
3.9**	Articles of Amendment to Articles of Incorporation
3.10 **	Articles of Amendment to Articles of Incorporation
3.11**	Bylaws
3.12**	Amendment to Certificate of Designation for the Series B Preferred Stock
3.13**	Certificate of Change
3.14**	Articles of Merger
14**	Code of Ethics
21**	Subsidiaries
31*	Certification of Chief Executive Officer and Chief Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files for the BioGeron, Inc. Form 10Q for the period ended September 30, 2011

 * Filed herewith.   ** Previously Filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioGeron, Inc.

Dated: November 14, 2011	By:	/s/ Michael Edwards
Michael Edwards
Chief Executive Officer and Chief Financial Officer (Principal Accounting, Executive and Financial Officer)